Form 10-K
period 1993-12-31
MICHAEL FOODS INC
filed 1994-03-31
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended DECEMBER 31, 1993

Commission File Number   0-15568

                      MICHAEL FOODS, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)
          Delaware                           41-1579532
- -----------------------------------     -------------------
  (State or other jurisdiction of        (IRS Employer
   incorporation or organization)       Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
MINNEAPOLIS, MN                                55416
- ----------------------------------------     -----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (612)546-1500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X        No
                       ------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1994 was approximately $113,000,000 (based on the last price of such stock as reported by the NASDAQ National Market System).
     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 15, 1994, was 19,316,189 shares.

           Documents Incorporated by Reference

Pursuant to General Instruction G(2), the responses to Items 5,
6, 7 and 8 of Part II of this report are incorporated herein by reference to the Company's Annual Report to Stockholders for 1993.

Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders to be held on April 28, 1994. The definitive Proxy Statement was filed with the Securities and Exchange Commission on March 25, 1994.

PART I

ITEM 1 - BUSINESS

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products operating in five basic areas - eggs and egg products, distribution of refrigerated grocery products, refrigerated and frozen potato products, dairy products and prepared foods. The Company, through its eggs and egg products division, is one of the largest producers, processors and distributors of shell eggs, extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for foodservice and retail markets throughout the United States. The dairy products division processes and distributes ice milk mix, ice cream mix, frozen yogurt mix and extended shelf-life ultrapasteurized milk and specialty dairy products to fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others. The prepared foods division processes and distributes refrigerated soups and salads for foodservice and retail markets, primarily in the eastern United States.

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                              YEAR ENDED DECEMBER 31,
                              -----------------------
                               1991   1992   1993
                               ----   ----   ----
Eggs and Egg Products           44%    43%    43%

Refrigerated Distribution       34     32     34

Potato Products                 16     15     15

Dairy Products                  13     14     14

Prepared Foods                   2      3      2

Intercompany Sales             ( 9)   ( 7)   ( 8)
                               ----   ----   ----
TOTAL                          100%   100%   100%
                               ----   ----   ----
                               ----   ----   ----

The strategy of the Company is to enhance the value of its businesses by employing capital and technology to achieve maximum production efficiencies, to develop new products to address specific market needs and to expand the geographic distribution of its products. Decentralized management has been a key factor in the growth of each of the Company's operating divisions. The Company has grown, in part, through selective acquisition of value-added food businesses and intends to continue to do so in the future.

EGGS AND EGG PRODUCTS

M. G. Waldbaum Company ("Waldbaum") is a producer, processor and distributor of numerous egg products and shell eggs. Principal value-added egg products are ultrapasteurized "Easy Eggs-R-", which is a proprietary extended shelf-life and salmonella-negative (pursuant to United States Department of Agriculture ("USDA") regulations) liquid egg product, hard-cooked eggs, and Simply Eggs-R- Brand Liquid Scrambled Egg Mix. Other egg products include frozen and dried egg whites, yolks and whole eggs, pre-cooked frozen egg patties and omelets, and frozen breakfast entrees.

Management believes that Waldbaum is the second largest egg producer in the United States. Waldbaum is the largest supplier of ultrapasteurized whole eggs and hard-cooked eggs in the United States and is a leading supplier of dried, frozen and liquid refrigerated whole eggs, whites and yolks. Waldbaum distributes its egg products to food processors and foodservice customers throughout the United States and has international sales in Europe and Japan. Easy Eggs-R- and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. Most of Waldbaum's shell eggs are sold to the Company's refrigerated distribution division, Crystal Farms Refrigerated Distribution Company, which, in turn, distributes them throughout its 23 state territory.

Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices, in turn, are significantly influenced by shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods. In general, egg market pricing in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized publication. Prices for certain of the Company's products are affected by these factors, particularly shell eggs. The Company has endeavored to moderate these effects primarily through a continuing emphasis on value-added products and internal production of shell eggs. In 1993, the Company's egg operations derived approximately 20% of net sales from shell eggs with the remaining 80% derived from the sales of value-added egg products. This compares with sales of shell eggs representing over 90% of egg sales in 1987. In 1993, approximately 90% of the Company's egg needs were satisfied by production from Company-owned hens, with the balance purchased on the spot market.

The Company's shell egg and egg products businesses are fully integrated from the production and maintenance of laying flocks through processing of shell eggs and further processed egg products. The Company maintains facilities with approximately 2,500,000 pullets located in Nebraska, Minnesota and Wisconsin. Fully automated laying barns, housing approximately 12,000,000 producing hens, are located in Nebraska, Colorado, Minnesota and Wisconsin. In addition, approximately 750,000 Company-owned producing hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Principal egg processing plants are located in Nebraska, Minnesota and Colorado.

During 1993, the Company was a partner in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid egg yolk used in the Company's reduced cholesterol liquid whole eggs product. The Company owned 50% of the joint venture, with the balance owned by a German company. Under the terms of the joint venture agreement, the Company paid a processing toll to the joint venture covering the processing of cholesterol reduced liquid egg yolks. This toll was calculated to cover the costs of production, less revenue from the sale of by-products, plus an amount to provide a return on each partner's investment in the joint venture. The Company was obligated to pay the joint venture a minimum annual processing toll. The Company and its partner shared equally in the net operating results of the joint venture. Due to significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause the early termination of the joint venture and cease production and sale of the reduced cholesterol liquid whole eggs product.

In March 1994, the Company acquired the interest of its joint venture partner and the joint venture was terminated. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1993 Annual Report to Stockholders for discussion of charges recorded in 1993's fourth quarter relating to this termination.

REFRIGERATED DISTRIBUTION

Over the past 20 years Crystal Farms Refrigerated Distribution Company ("Crystal Farms") has augmented its shell egg distribution business by delivering a wide range of refrigerated grocery products directly to retailers. The Company believes that its strategy of offering quality branded products, many of which are sold under the Crystal Farms name, as a lower-priced alternative to national brands, on a direct to store basis, has contributed to the growth of Crystal Farms. These distributed refrigerated products, which consist principally of cheese, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to Crystal Farms' specifications. Cheese accounts for approximately 45% of Crystal Farms' annual sales. Crystal Farms operates a cheese packaging facility in Lake Mills, Wisconsin, which allows for the cutting and wrapping of various cheese products for its Crystal Farms brand cheese business and for private label customers.

Crystal Farms has expanded its market area both directly and through the use of independent egg producers as distributors. Whereas Crystal Farms' market area covered only seven states in 1987, it now includes 23 states primarily in the Midwest, Southeast and Southwest. Retail locations served by Crystal Farms number over 1,500. In 1993, sales to the warehouse operations of Super Valu Stores, Inc. and Cub Food Stores, which are owned or franchised by Super Valu Stores, aggregated approximately 30% of Crystal Farms' net sales. Crystal Farms maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from eleven distribution centers located centrally in its key trade areas.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star"), Drallos Potato Co., Inc. ("Drallos") and Farm Fresh Foods, Inc. ("Farm Fresh"). The Company's potato products division processes and sells frozen potato products, primarily french fries, and refrigerated potato products to both foodservice and retail markets. The retail refrigerated business of this division did not exist before 1989. Refrigerated products consist of a line of hash brown, mashed, au gratin and scalloped potato products. In 1993, approximately 20% of the potato division's net sales were to the retail trade, with the balance to foodservice. Refrigerated potato products accounted for approximately 45% of divisional net sales in 1993.

The Company typically purchases approximately 80%-90% of its annual potato requirements from contract producers, of which a large majority are grown on irrigated land. The balance of the Company's potato requirements are purchased on the spot market.

The Company maintains storage facilities in North Dakota, Wisconsin and Minnesota. Processing and refrigerated/frozen warehouse facilities are located principally in Minnesota, with smaller plants in California and Michigan. The Company maintains a high percentage of its contracted supply from irrigated fields, as well as maintaining geographic diversification of its sources. However, weather remains an important factor in determining raw potato prices and small variations in the purchase price of potatoes can have a significant effect on the potato products division's operating results.

DAIRY PRODUCTS

Through Kohler Mix Specialties, Inc. ("Kohler"), the Company processes and sells ice milk mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Company believes that Kohler supplies the majority of the ice milk mix, and is a major supplier of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also sells its products throughout much of the balance of the United States. In February 1993 Kohler began leasing a UHT dairy plant in Texas, which is allowing for a greater emphasis on supplying customers in the southern United States.

UHT processing is designed to produce bacteria-free milk, ice milk mix and specialty dairy products such as whipping cream, half and half and cordials. Many of Kohler's products have an extended shelf life of up to eight weeks, thus extending the trade territory which can be effectively served by Kohler to include much of the United States.

Kohler ice milk, frozen yogurt and ice cream mixes are made to customer's specifications. Currently, Kohler produces approximately 65 different formulations. Kohler believes that the customization of high quality products and high customer service levels are critical to their business.

Kohler has approximately 600 customers, including branded ice cream manufacturers, distributors to fast food businesses, other foodservice outlets and independent ice milk and ice cream retailers. In 1993, approximately 90% of Kohler's net sales were generated from customers who purchased products on a cost-plus basis. This includes sales to most of the large fast food chains operating in its market area. Sales of ice milk mix, frozen yogurt mix and ice cream mix are more seasonal than the Company's other products, with higher sales volume occurring between May and September. The addition of fluid milk and specialty dairy products in recent years has somewhat offset this seasonality.

PREPARED FOODS

In May 1991, the Company acquired all of the common stock of Sunnyside Vegetable Packing, Inc. ("Sunnyside"). Sunnyside is a processor and distributor of refrigerated soups and salads for the foodservice and retail markets, primarily in the eastern United States. See discussion regarding Sunnyside in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1993 Annual Report to Stockholders.

MARKETING AND CUSTOMER SERVICE

Each of the Company's five divisions has developed a marketing strategy which emphasizes high quality products and customer service. In June 1992 a new group (Michael Foods Sales) was formed to sell egg products and potato products nationally to, primarily, foodservice and industrial customers. Waldbaum and Northern Star joined their sales staffs and now each salesperson handles egg products, principally Easy Eggs-R-, hard-cooked eggs, frozen egg patties, and Simply Eggs-R- Brand Liquid Scrambled Egg
Mix, as well as refrigerated and frozen potato products. This sales group is supported by a centralized order entry and customer service staff. Additionally, the Waldbaum division maintains a small sales group in Wakefield, Nebraska, which handles shell egg sales and certain egg product sales. Shell eggs are sold mainly to Crystal Farms. Customers for egg products include food manufacturers and foodservice businesses. Crystal Farms sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. This sales force assists retail grocers in displaying and stocking Crystal Farms products. In-store and co-op advertising programs are utilized with grocers on a market-by-market basis. The dairy products division employs customer service representatives to service individual customer accounts. The prepared foods division employs customer service representatives to service individual customer accounts.

ACQUISITIONS

Acquisitions have played a significant role in the Company's growth. In 1988, the Company acquired one-half of the Milton G. Waldbaum Company for $24,100,000. Acquisition of the remaining one-half was completed in early 1990 for $49,250,000. This was the largest acquisition made by the Company and contributed to the substantial growth of its egg and egg products business between 1988 and 1990. In 1990 and 1991, the Company acquired two separate businesses for an aggregate purchase price of approximately $5,494,000. One of these acquisitions was of Sunnyside, the beginning of the Company's prepared foods division. Hard-cooked egg operations were benefited by the acquisition of Hale's Hardy Eggs, Inc. Both of these acquisitions were accounted for as purchases. While there were no acquisitions in 1992 or 1993, the Company anticipates that it will continue to make acquisitions as part of its strategic plan. In March 1994, the Company acquired the 50% of a joint venture it did not own from its joint venture partner (see "Eggs and Egg Products").

PROPRIETARY TECHNOLOGIES

In 1988, the Company acquired an exclusive license to use a patented process, developed at North Carolina State University, for the ultrapasteurization of liquid eggs. The patent expires in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. Salmonella and listeria are bacteria which can contaminate shell eggs. The process also extends the shelf life of liquid eggs from less than two weeks to ten weeks or more. In 1989, the Company completed construction of an aseptic plant in Gaylord, Minnesota which processes all of the ultrapasteurized liquid egg needs of the Company.

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the middle district of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, against Papetti's Hygrade Egg Products, Inc., the United States District Court for the District of New Jersey found in 1992 and 1993 that the defendant had infringed the patents and that the licensed patents are valid and enforceable. Pending the defendant's appeal of the latter summary judgment, the issue of damages remains for trial. See Item 3 "Legal Proceedings."

During 1993 the Company produced and marketed reduced cholesterol liquid whole eggs made via an extraction technology which removes at least 80% of the cholesterol from egg yolks. The yolks are combined with egg whites, resulting in reduced cholesterol liquid whole eggs. The Company has a non-exclusive license to the technology in North America, but discontinued production of the reduced cholesterol liquid whole eggs product in early 1994 (see "Eggs and Egg Products").

TRADENAMES

Waldbaum markets its products using several tradenames including
"Logan Valley", "Wakefield", "Sunny Side Up-R-" and "MGW".
Ultrapasteurized liquid eggs are marketed using the "Easy Eggs-R-" tradename. The Company's liquid scrambled egg mix is marketed under the tradename "Simply Eggs-R- Brand".

Crystal Farms products are marketed principally under the "Crystal Farms-R-" tradename. In addition, Crystal Farms is the principal distributor of "Bongards" cheese in Minnesota. Crystal
Farms also distributes eggs, butter, cheese and margarine under a number of other customer-owned tradenames.

Within the potato products division, Northern Star markets its frozen potatoes to foodservice customers under a variety of labels, including "Northern Star". The "Simply Potatoes-TM-" label is used for retail refrigerated products, with "Farmer Select" used on retail frozen products. Drallos and Farm Fresh also maintain various tradenames for certain of their products.

Within the dairy products division, there are two main tradenames-"Kohler" and "Midwest Mix, Inc."

Sunnyside markets its products under the tradenames, "Sunnyside
Soups & Salads", "Simply Soups" and "Griddle Fresh".

COMPETITION

All aspects of the Company's businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuating commodity prices, and changes in supply due to weather, production and feed costs.

The Company's egg and egg products division is considered the second largest egg producer and the second largest egg products supplier in the United States, and competes with other suppliers of shell eggs and egg products. While the shell egg and egg products industry is highly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acre Farms, Inc. A major egg products producer is Papetti's Hygrade Egg Products, Inc. The Company believes that Waldbaum is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'-R-salmonella-negative aspect, extended shelf-life and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs.

The Company's refrigerated distribution division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc., Kraft, Inc., Land O' Lakes, Inc., and Sargento Cheese Company, Incorporated. Crystal Farms believes that its emphasis on a high level of direct service and lower-priced branded products has enabled it to compete in its market area with larger distributors of nationally branded products.

Within the potato products division, Northern Star's frozen potato products compete with larger producers such as Carnation Co., J. R. Simplot Co., Lamb-Weston, Inc., McCain Foods, Inc. and Universal Foods Corporation. Within the retail frozen market, Ore-Ida Foods, Inc. is a major competitor. Competition in refrigerated potato products, where all three of the Company's potato subsidiaries compete, is generally limited to smaller local or regional companies.

Within the dairy products division, management believes that Kohler provides the majority of the ice milk mix, and a significant percentage of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also has a large percentage of the UHT ice milk mix and UHT fluid milk business with fast food chains in the Upper Midwest. Competitors in areas outside of its immediate region generally are local and regional dairies.

GOVERNMENT REGULATION

All of the Company's subsidiaries are subject to federal and state regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their businesses. The subsidiaries are subject to USDA or FDA regulation regarding grading, quality, labeling and sanitary control. Waldbaum's egg breaking plants and Sunnyside's plant are subject to continuous on-site USDA inspection. All other subsidiaries are subject to periodic USDA inspections.

Crystal Farms' cheese and butter products and Kohler's ice milk mix and ice cream mix are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

All of the Company's subsidiaries must also comply with state and local waste disposal requirements. Waldbaum disposes of chicken waste to farmers for use as fertilizer. Northern Star disposes of solid waste from potato processing by selling the solid waste to a processor who converts it to animal feed and disposes of effluent under a waste discharge permit issued by the Minneapolis-St. Paul Metropolitan Waste Control Commission. Farm Fresh holds a permit with the Los Angeles County Sanitation District to discharge industrial waste into the Sanitation District's sewage system. Crystal Foods and Waldbaum have permits to discharge waste products into available sewer systems and maintain discharge ponds for certain wastes. Sunnyside is licensed by the State of New Jersey Department of Environmental Protection to spray, as irrigation, its waste water on property it leases.

EMPLOYEES

The Company employed approximately 2,550 employees at December 31, 1993. Of this total, Waldbaum employed approximately 1,300 full-time and 250 part-time employees, none of whom are represented by a union. Crystal Farms employed approximately 300 employees, none of whom are represented by a union. Northern Star employed approximately 350 employees of whom 289 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. Farm Fresh had 26 employees and Drallos had 4 employees at December 31, 1993 with none being represented by a union. Kohler employed 127 people at December 31, 1993. Historically, Kohler increases its number of employees by approximately 10 to 20 percent during the summer season. Its production personnel and drivers are represented by the Milk Drivers and Dairy Employees Union. Sunnyside employed 93 employees, none of whom are represented by a union. The Michael Foods Sales and Customer Service groups employed approximately 100 people at December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                               Officer
Name                    Age    Position                         Since
- ----                    ---    --------                        -------
Gregg A. Ostrander       41   President and Chief Executive       1993
                              Officer (1); previously Chief
                              Operating Officer of the
                              Company and held various
                              executive positions with
                              Armour Swift-Eckrich, Inc.,
                              a subsidiary of ConAgra, Inc.

Jeffrey M. Shapiro       46   Executive Vice President            1987
                              and Secretary

John D. Reedy            48   Vice President - Finance,           1988
                              Chief Financial Officer
                              and Treasurer

William L. Goucher       47   President - Waldbaum;               1993
                              previously Senior Vice
                              President of Armour
                              Swift-Eckrich, Inc.
                              Food Service Division

James J. Kohler          40   President - Kohler                  1988

Kevin S. Murphy          40   Chief Executive                     1988
                              Officer - Northern Star;
                              previously Secretary/
                              Treasurer of the Company

                                                               Officer
Name                    Age    Position                         Since
- ----                    ---    --------                        -------

Norman A. Rodriguez      51   President - Crystal                 1989
                              Farms; previously held
                              various executive positions
                              with United Foods, Inc.,
                              including President and
                              Chief Operating Officer

Kevin O. Kelly           36   President - Michael Foods           1993
                              Sales; previously President -
                              Crystal Farms Midwest and
                              Vice President - Sales and
                              Marketing of Kohler

(1) Mr. Ostrander was named President and Chief Executive Officer as of January 1, 1994 and was Chief Operating Officer from
February 1993 through December 1993.  Richard G. Olson was
President and Chief Executive Officer in 1993.

ITEM 2 - PROPERTIES

FACILITIES

The Company maintains leased space for the executive headquarters of its operations in Minneapolis, Minnesota.

The egg and egg products division owns and operates 27 pullet growing houses, each containing approximately 14,600 square feet in Wakefield, Nebraska; two grain elevators in Wayne, Nebraska; 80 laying houses each containing approximately 19,500 square feet in Wakefield, Nebraska, Bloomfield, Nebraska and Hudson, Colorado; two feed mills in Wakefield, Nebraska, one in Bloomfield, Nebraska and one in Hudson, Colorado; processing facilities in Wakefield, Nebraska (approximately 323,000 square feet), Hudson, Colorado (approximately 49,000 square feet), Bloomfield, Nebraska (approximately 80,000 square feet); and warehouse, office and distribution facilities aggregating approximately 40,000 square feet located in Wakefield, Nebraska, Hudson, Colorado, Daytona Beach, Florida, and Bloomfield, Nebraska. Waldbaum owns in the aggregate approximately 950 acres of land in Nebraska, Colorado and Minnesota and leases the land in Bloomfield.

The egg and egg products division also operates facilities under the Crystal Foods subsidiary, including a facility in Gaylord, Minnesota consisting of an 164,000 square foot egg products processing plant. A section of this plant was converted into the joint venture's cholesterol extraction plant in 1992 which was repurchased by the Company in early 1994. A facility in LeSueur, Minnesota consists of a 29,000 square foot egg processing plant. A facility in Palmyra, Wisconsin consists of a 12,000 square foot egg processing plant.

In addition, 326,000 square feet of laying houses are maintained in Gaylord, 326,000 square feet of laying houses are maintained in LeSueur and 103,000 square feet of laying houses are maintained in Palmyra, Wisconsin. Each of the facilities at Gaylord, LeSueur and Palmyra operate their own feedmills.
Crystal Foods also operates 12 pullet growing houses totaling 160,000 square feet. The Gaylord facility includes a centralized warehouse for the distribution of the Company's refrigerated foodservice egg and potato products. All of these facilities are owned by Crystal Foods. Waldbaum owns an unused facility located on eight acres of land near Richfield, North Carolina. This facility contains approximately 53,000 square feet and is being leased.

The refrigerated distribution division leases administrative and sales offices in Minneapolis and several small warehouses across the United States. In January 1994, a new 33,000 square foot distribution center was opened in LeSueur, Minnesota. Wisco Farm Cooperative owns and operates a 48,200 square foot refrigerated warehouse on a 19 acre site in Lake Mills, Wisconsin. A 19,000 square foot cheese packaging facility is also located in Lake Mills.

Within the potato products division, Northern Star owns its processing plant and five raw potato storage facilities in Minnesota, Wisconsin and North Dakota totaling over 290,000 square feet. Four of these facilities are located on land owned by Northern Star. The East Grand Forks, Minnesota facility is located on leased land. These facilities have an aggregate storage capacity of approximately 170 million pounds of raw potatoes. The processing plant contains approximately 175,000 square feet of production area and an automated frozen storage area with a capacity of over 20 million pounds of finished product. Farm Fresh leases three buildings in Bell Gardens, California, comprising approximately 22,000 square feet, from the former owner of Farm Fresh. Drallos owns a building in Detroit, Michigan comprising approximately 65,000 square feet.

In the dairy products division, Kohler's facilities in White Bear Lake, Minnesota consist of three company-owned buildings, with the main plant containing approximately 104,000 square feet. Kohler also leases a UHT dairy plant in Sulphur Springs, Texas comprising approximately 20,000 square feet.

The prepared foods division operates a facility in Millville, New
Jersey of approximately 50,000 square feet for the processing of soups and salads. A new facility of approximately 35,000 square feet is under construction in Lake Mills, Wisconsin.

Management believes that the facilities of the Company, together with budgeted capital improvements in each of its five operating divisions, are adequate to meet the Company's anticipated requirements for its current lines of business over the foreseeable future.

NEBRASKA CONSTITUTIONAL PROVISION

A substantial portion of the egg production and processing operations of Waldbaum is located in the state of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. The Company believes that the egg production facilities of Waldbaum are part of Waldbaum's integrated facilities for the production, processing and distribution of eggs and egg products, and therefore, that any agricultural land presently owned by Waldbaum is being used for non-farming and non-ranching purposes.



The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force divestiture of land held in violation of the constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated to the State of Nebraska. The Company is not aware of any proceedings under such constitutional provision pending or threatened against either Waldbaum or the Company. Until the scope of such provision has been clarified by further judicial, legislative, or executive action, there can be no assurance as to the effect, if any, that it may have on the business of Waldbaum or the Company.

ITEM 3 - LEGAL PROCEEDINGS

The Company and the owner of the patents for ultrapasteurizing liquid eggs initiated litigation on November 8, 1989 against a processor of liquid egg products, Papetti's Hygrade Egg Products, Inc. ("Papetti's"), claiming infringement of the process patents with respect to ultrapasteurized liquid egg production. The action was brought in the United States District Court for the District of New Jersey. In November 1992 the Company was granted summary judgment that Papetti's had infringed the claims in the patents. In July 1993 the Court granted summary judgment that the patents were valid and enforceable. The relief sought by the plaintiffs included damages and costs and disbursements, including attorneys' fees.

The defendant in this action contended that their process did not infringe the patents and that the patents are invalid. The defendant has filed an appeal of the 1993 summary judgment with the Federal Circuit Court of Appeals. Discovery on the question of damages has been suspended during the pendency of the appeal, which is expected to be heard in the Spring of 1994.

On July 2, 1992 Sunny Fresh Foods, Inc. commenced an action in the U. S. District Court for the District of Minnesota against the Company and the owner of the patents for ultrapasteurizing liquid eggs seeking declaratory judgment that the patents licensed by the Company are invalid. The Company and the patent holder have counterclaimed for infringement of the patents by the plaintiff. The relief sought by the Company includes damages and costs and disbursements, including attorneys' fees. Discovery is presently underway and is expected to continue through 1994.

On August 12, 1993 Nulaid Foods, Inc. commenced an action in the
U. S. District Court for the Eastern District of California against the Company seeking declaratory judgment that the patents licensed by the Company for the ultrapasteurization of liquid eggs are invalid. The Company and the patent holder have counterclaimed for infringement of the patents by the plaintiff. The relief sought by the Company includes damages and costs and disbursements, including attorneys' fees. Discovery is presently underway.

The action brought in 1992 in the U. S. District Court for the District of Minnesota by the Company's Northern Star Company ("Northern Star") subsidiary against Archer Daniels Midland, Inc. ("ADM") and Burlington Northern, Inc. ("BN"), seeking a determination that the defendants are responsible for all costs associated with the investigation and remediation of a contaminated site purchased by Northern Star. The parties reached a settlement in the fourth quarter of 1993. Under the separate settlement agreements, ADM and BN agreed to remediate the contaminated site subject to approval by the Minnesota Pollution Control Agency. In addition, ADM has agreed to lease to Northern Star certain property for the construction of a waste water treatment facility and a parking lot. Separately, Northern Star asserted a crossclaim against the Port Authority of the City of St. Paul, Minnesota (the "Port Authority") for the recovery of certain remediation costs relating to the property acquired from the Port Authority. An agreement in principal has been reached with the Port Authority in settlement of this crossclaim.


The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business or consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" on the inside back cover of the Company's Annual Report to Stockholders for 1993.

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary Consolidated Financial Data" on page 19 of the Company's Annual Report to Stockholders for 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 and 9 of the Company's Annual Report to Stockholders for 1993.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael Foods, Inc. and Subsidiaries" on pages 10-18 , and "Quarterly Financial Data" on page 20, of the Company's Annual Report to Stockholders for 1993.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" on pages 1-3 of the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 25, 1994.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information is incorporated by reference to "Executive Compensation" on pages 4-11 of the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 25, 1994. In addition, James J. Kohler, President of Kohler Mix Specialties, Inc., Norman A. Rodriguez, President of Crystal Farms Refrigerated Distribution Company, Kevin O. Kelly, President of Michael Foods Sales, and John D. Reedy, Vice President -- Finance are participants in the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Plan"). Under the Plan, certain identified employees of Michael Foods, Inc. are entitled to severance pay upon termination of employment if such termination of employment occurs within two years following a change in control, as defined in the Plan, and such termination is due to reasons other than death, permanent disability, retirement, cause, or resignation by the employee other than for Good Reason. Good Reason is a defined term which includes, among other things, a termination by the employee due to a significant change in his responsibilities, titles or offices, a requirement that he or she move outside of his or her geographic location, a reduction in the employee's base salary or the failure of the employer to increase compensation proportionate to other similarly situated employees; the failure of the employer to maintain any benefit plan or a substantial modification in such plan which would reduce the employee's benefits, and any purported termination of employment by the Company which is not effected pursuant to a notice of termination as required under the Plan. The amount of compensation to which Messrs. Kohler, Rodriguez, Kelly and Reedy would become entitled equals two times their Annual Compensation, as defined, which generally means base compensation excluding bonuses, benefits and allowances. The Plan automatically terminates unless it is renewed by action of the Board of Directors of the Company prior to July 1, 1994 and annually thereafter, except that the Plan will remain in effect after a change in control for at least 24 months unless otherwise terminated by the Board of Directors of the Company with the consent of 80% of the Plan participants who were Plan participants at the time of the change in control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" on pages 12 and 13 of the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 25, 1994.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "Related Party Transactions" on page
3 of the Company's definitive Proxy Statement for its 1994 Annual
Meeting of Stockholders filed with the Securities and Exchange
Commission on March 25, 1994.

Part IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

EXHIBITS

3.1       Certificate of Incorporation of Michael Foods, Inc. (1)
3.2 Certificate of Amendment to Certificate of Incorporation dated April 29, 1988 (2)
3.3 Certificate of Amendment to Certificate of Incorporation dated April 30, 1990 (3)
3.4       Bylaws of Michael Foods, Inc. (1)
3.5       Amendment of the Company's Bylaws dated February 23,
          1988 (7)
4.1       Form of Common Stock Certificate (9)
10.10 *Employment Agreement between Michael Foods, Inc. and Richard G. Olson dated November 29, 1989 (6)
10.11 *Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro dated March 1, 1990 (6)
10.15 *Michael Foods, Inc. 1987 Incentive Stock Option Plan and Incentive Stock Option Agreement (1)
10.16 *Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement (1)
10.25    *Form of Michael Foods, Inc. Director Stock Option
          Agreement (1)
10.34     Agreement for the Purchase of Capital Stock of Milton
          G. Waldbaum Company, dated as of April 29, 1988, and Amendment No. 1 and 2, with Exhibits (4)
10.40 *Retirement Compensation Agreement between Milton G. Waldbaum Company and Daniel W. Gardner dated September 24, 1987 (6)
10.41 *Employment Agreement between Milton G. Waldbaum Company and Daniel W. Gardner dated May 31, 1988 (6)
10.42    *Consulting and Non-Competition Agreement between Milton
          G. Waldbaum Company and Daniel W. Gardner dated May 31,
          1988 (6)
10.43 Loan Agreement and Promissory Note between Metropolitan Life Insurance Company and Michael Foods, Inc., dated December 1, 1989 (6)
10.44 Amendment No. 1 to Put and Call Agreement between Michael Foods, Inc. and the Gardner Family (6)

10.45 *Addendum No. 1 to Employment Agreement between Michael Foods, Inc. and Richard G. Olson dated March 1, 1990
          (6)
10.46 Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc. dated March 30, 1990 (10)
10.47 *Consulting Agreement between Michael Foods, Inc. and John M. Stafford dated January 7, 1991 (10)
10.48 First Amendment to Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc., dated March 7, 1991 (10)
10.49 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated July 15, 1990 (10)
10.50 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated September 15, 1990 (10)
10.54 *Employment Agreement between Milton G. Waldbaum Company and David Gardner dated March 15, 1990 (10)
10.55 *Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock Option Plans, dated November 21, 1989
          (8)
10.56 License Agreement between Michael Foods, Inc. and North Carolina State University dated November 28, 1989 (10)
10.57 *Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (5)
10.58 Partnership Agreement between SKW Nature's Products, Inc. and MIKL, Inc. (11)
10.59 *Addendum No. 2 to Employment Agreement between Michael Foods, Inc. and Richard G. Olson dated June 28, 1991
          (12)
10.60 Second Amendment to Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc., dated February 25, 1992 (12)
10.61 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated February 24, 1992 (12)
10.62 Third Amendment to Revolving Loan Agreement between Continental Bank , N.A., as Agent, and Michael Foods, Inc., dated April 24, 1992 (13)
10.63 Fourth Amendment to Revolving Loan Agreement between Continental Bank , N.A., as Agent, and Michael Foods, Inc., dated October 16, 1992 (14)
10.64 First Amendment to July 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated October 7, 1992 (14)
10.65 First Amendment to September 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated October 7, 1992 (14)

10.66 First Amendment to February 24, 1992 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated October 7, 1992
          (14)
10.67 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company dated October 14, 1992 (14)
10.68    *Amended and Restated Annual Incentive Compensation Plan
          (14)
10.69    *Amendment to the Non-Qualified Stock Option Plan (15)
10.70    *Stock Option Plan for Non-Employee Directors (16)
10.71 Memorandum of Agreement effective as of January 1, 1993 amending Partnership Agreement between SKW Nature's Products, Inc. and MIKL, Inc. (17)
10.72 *Amendment to Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries adopted by resolution of the Board of Directors on July 29, 1993
          (17)
10.73 *Resolution adopted by the Board of Directors on April 27, 1993 extending the termination date of the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries for one additional year (17)
10.74 Assignment Agreement between Westpac Banking Corporation and Toronto Dominion (Texas), Inc. (17)
10.75 Revolving Note between Michael Foods, Inc. and Toronto Dominion (Texas), Inc. (17)
10.76    *Michael Foods, Inc. 1994 Executive Incentive Plan
10.77    *Michael Foods, Inc. 1994 Executive Performance Stock
          Award Plan
10.78 Fifth Amendment to Revolving Loan Agreement between Continental Bank, N. A., as Agent, and Michael Foods, Inc., dated February 4, 1994
10.79 *Employment Agreement between Michael Foods, Inc. and Gregg A. Ostrander dated January 31, 1994
10.80 *Retirement and Consulting Agreement between Michael Foods, Inc. and Richard G. Olson dated December 23, 1993
10.81 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company dated February 23, 1994
10.82 Second Amendment to July 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated February 15, 1994
10.83 Second Amendment to September 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated February 15, 1994
10.84 Second Amendment to February 24, 1992 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated February 15, 1994

10.85   **Purchase and Sale Agreement by and between SKW Nature's
          Products, Inc. and Michael Foods, Inc. dated March 11,
          1994
10.86   **Technology License Agreement by and between SKW
          Trostberg AG and Michael Foods, Inc. dated March 11,
          1994
13.1      1993 Annual Report to Stockholders
21.1      Schedule of Michael Foods, Inc. Subsidiaries
23.1      Auditors' Consent - Grant Thornton


*  Management Contract or Compensation Plan Arrangement
** Request for confidential treatment has been filed with the Commission for the redacted portions of these Exhibits

- ----------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-12949.
(2) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended March 31, 1988.
(3) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended June 30, 1990.
(4) Incorporated by reference from Exhibit 2.1 of the Company's Report on Form 8-K dated June 6, 1988.
(5) Incorporated by reference from the Company's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990.
(6) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1989.
(7) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1987.
(8) Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 effective November 21, 1989 Registration No. 33-31914.
(9) Incorporated by reference from the Company's Registration Statement on Form S-3 Registration No. 33-40071.
(10) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to Exhibit 10.58 of the Company's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1991.
(13) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1992.
(14) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1992.
(15) Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078.
(16) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076.
(17) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1993.

FINANCIAL STATEMENTS

The consolidated financial statements of Michael Foods, Inc. and Subsidiaries as of December 31, 1993 and 1992 and for the 3 years ended December 31, 1993 are incorporated by reference to the Company's Annual Report to Stockholders for 1993, which includes the following:
                                             Page Number
                                        (in the Company's Annual
                                         Report to Stockholders
                                              for 1993)
                                        ------------------------
Report of Independent Certified Public
      Accountants                                 18

Consolidated Balance Sheets                       10

Consolidated Statements of Operations             11

Consolidated Statements of Stockholders'
      Equity                                      12

Consolidated Statements of Cash Flows             13

Notes to Consolidated Financial
      Statements                                14-17


FINANCIAL STATEMENT SCHEDULES

Michael Foods, Inc. and Subsidiaries

Report of Independent Certified Public Accountants on Schedules

Schedule   II - Amounts Receivable from Related Parties
Schedule    V - Property, Plant and Equipment
Schedule   VI - Accumulated Depreciation, Depletion and
                Amortization of Property, Plant and
                Equipment
Schedule VIII - Valuation and Qualifying Accounts
Schedule   IX - Short Term Borrowings
Schedule    X - Supplementary Income Statement
                Information

OTHER FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

A report on Form 8-K was filed on December 21, 1993 regarding the announcement of a fourth quarter 1993 restructuring charge.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MICHAEL FOODS, INC.

Date:  March 31, 1994    By: /s/ Gregg A. Ostrander
                            -----------------------
                            Gregg A. Ostrander
                            (President and Chief
                            Executive Officer)

Date:  March 31, 1994    By: /s/ John D. Reedy
                            ------------------
                            John D. Reedy
                            (Vice-President-Finance, Treasurer,
                            Chief Financial Officer and Principal
                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  James H. Michael                            March 31, 1994
- ---------------------
James H. Michael
(Chairman of the Board)

/s/  Gregg A. Ostrander                          March 31, 1994
- -----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/  Miles E. Efron                              March 31, 1994
- -------------------
Miles E. Efron (Director)

/s/  Richard A. Coonrod                          March 31, 1994
- -----------------------
Richard A. Coonrod (Director)

/s/  Orville L. Freeman                          March 31, 1994
- -----------------------
Orville L. Freeman (Director)

/s/  Arvid C. Knudtson                           March 31, 1994
- ----------------------
Arvid C. Knudtson (Director)

/s/  Joseph D. Marshburn                         March 31, 1994
- ------------------------
Joseph D. Marshburn (Director)

/s/  Jeffrey J. Michael                          March 31, 1994
- -----------------------
Jeffrey J. Michael (Director)

/s/  Richard G. Olson                            March 31, 1994
- ---------------------
Richard G. Olson (Director)

Report of Independent Certified Public Accountants on Schedules


Board of Directors
Michael Foods, Inc.


In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated February 16, 1994, which is included in the Annual Report to Stockholders and incorporated by reference in
Part II of this form, we have also audited Schedules II, V, VI, VIII, IX and X for each of the three years in the period ended December 31, 1993. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                       /s/ GRANT THORNTON


Minneapolis, Minnesota
February 16, 1994

                                                                                                                   SCHEDULE II

                                    MICHAEL FOODS, INC. AND SUBSIDIARIES

                                  AMOUNTS RECEIVABLE FROM RELATED PARTIES

- ------------------------------------------------------------------------------------------------------------------
      Col. A                     Col. B          Col. C                  Col. D                        Col. E
- ------------------------------------------------------------------------------------------------------------------
                                                                       Deductions
                                                                ----------------------------
                               Balance at                         (1)                (2)
                              Beginning of                       Amounts           Amounts       Balance at End of
   Name of Debtor                Period         Additions       Collected        Written Off      Period-Current
- ------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Cholorex Company                       $0     $2,959,000        $2,009,000           $0              $950,000

For the Year Ended
  December 31, 1992:

Cholorex Company                 $950,000     $2,033,000        $2,969,000           $0               $14,000

For the Year Ended
  December 31, 1993:

Cholorex Company                  $14,000     $1,874,000        $1,840,000           $0               $48,000



                                                                                                              SCHEDULE V
                                       MICHAEL FOODS, INC. AND SUBSIDIARIES

                                           PROPERTY, PLANT AND EQUIPMENT

- ------------------------------------------------------------------------------------------------------------------------
            Col. A                   Col. B             Col. C            Col. D             Col. E           Col. F
- ------------------------------------------------------------------------------------------------------------------------
                                                                                             Other
                                   Balance at                                             Changes Add
                                  Beginning of        Additions at                          (Deduct)        Balance at
        Classification               Period               Cost          Retirements         Describe       End of Period
- ------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991
Land                              $  4,030,000        $   429,000        $   10,000       $         0      $  4,449,000
Buildings and Improvements          69,935,000         12,598,000         1,495,000           243,000        81,281,000
Machinery and Equipment            118,711,000         35,389,000           846,000         1,912,000       155,166,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $192,676,000        $48,416,000        $2,351,000       $ 2,155,000      $240,896,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
                                                                                                   (a)
For the Year Ended
  December 31, 1992:
Land                              $  4,449,000        $   458,000        $    2,000       $         0      $  4,905,000
Buildings and Improvements          81,281,000         10,970,000         1,008,000                 0        91,243,000
Machinery and Equipment            155,166,000         20,185,000         3,711,000                 0       171,640,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $240,896,000        $31,613,000        $4,721,000       $         0      $267,788,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
For the Year Ended
  December 31, 1993:
Land                              $  4,905,000        $         0        $    4,000       $(  700,000)     $  4,201,000
Buildings and Improvements          91,243,000          3,327,000         3,694,000        (  896,000)       89,980,000
Machinery and Equipment            171,640,000          8,344,000         5,710,000        (7,619,000)      166,655,000
                                  ------------        -----------        ----------       -----------      ------------
                                  $267,788,000        $11,671,000        $9,408,000       $(9,215,000)     $260,836,000
                                  ------------        -----------        ----------       -----------      ------------
                                  ------------        -----------        ----------       -----------      ------------
                                                                                                   (b)

- ------------------------
(a) Property, plant and equipment acquired - business acquisitions
(b) Reclassification to Net Assets Held for Sale



                                                                                                                      SCHEDULE VI
                                                MICHAEL FOODS, INC. AND SUBSIDIARIES

                                        ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT

- ---------------------------------------------------------------------------------------------------------------------------------
     Col. A                                 Col. B             Col. C              Col. D            Col. E             Col. F
- ---------------------------------------------------------------------------------------------------------------------------------
                                                              Additions                               Other
                                         Balance at           Charged to                            Changes Add       Balance at
                                        Beginning of          Costs and                              (Deduct)           End of
  Classification                            Period             Expenses          Retirements         Describe           Period
- ---------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Buildings and Improvements              $  6,974,000        $  3,826,000        $    414,000       $          0       $10,386,000
Machinery and Equipment                   21,173,000          13,777,000             404,000                  0        34,546,000
                                        ------------        ------------        ------------       ------------       -----------
                                        $ 28,147,000        $ 17,603,000        $    818,000       $          0       $44,932,000
                                        ------------        ------------        ------------       ------------       -----------
                                        ------------        ------------        ------------       ------------       -----------

For the Year Ended
  December 31, 1992:

Buildings and Improvements              $ 10,386,000        $  4,459,000        $    119,000       $          0       $14,726,000
Machinery and Equipment                   34,546,000          16,995,000           1,712,000                  0        49,829,000
                                        ------------        ------------        ------------       ------------       -----------
                                        $ 44,932,000        $ 21,454,000        $  1,831,000       $          0       $64,555,000
                                        ------------        ------------        ------------       ------------       -----------
                                        ------------        ------------        ------------       ------------       -----------

For the Year Ended
  December 31, 1993:

Buildings and Improvements              $ 14,726,000        $  4,671,000         $   217,000       $  (519,000)       $18,661,000
Machinery and Equipment                   49,829,000          17,775,000           3,110,000        (2,757,000)        61,737,000
                                        ------------        ------------         -----------       ------------       -----------
                                        $ 64,555,000        $ 22,446,000         $ 3,327,000       $(3,276,000)       $80,398,000
                                        ------------        ------------         -----------       ------------       -----------
                                        ------------        ------------         -----------       ------------       -----------
                                                                                                            (a)

- ------------------------
(a) Reclassification to Net Assets Held for Sale

Lives used in computing depreciation, principally on a straight line basis:
  Buildings and Improvements...........10-40 years
  Machinery and Equipment...............3-10 years



                                                                                                                       SCHEDULE VIII


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES

                                                  VALUATION AND QUALIFYING ACCOUNTS


- -------------------------------------------------------------------------------------------------------------------
        Col. A                 Col. B                      Col. C                      Col. D           Col. E
- -------------------------------------------------------------------------------------------------------------------
                                                         Additions
                                             -----------------------------------
                                                                       (2)
                                                   (1)              Charges to
                              Balance at        Charged to             Other
                             Beginning of       Costs and            Accounts-       Deductions-     Balance at End
    Description                 Period           Expenses            Describe        Describe (a)       of Period
- -------------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Allowance for
 Doubtful Accounts            $233,000           $712,000               $0            $547,000          $398,000

For the Year Ended
  December 31, 1992:

Allowance for
 Doubtful Accounts            $398,000           $380,000               $0            $332,000          $446,000

For the Year Ended
  December 31, 1993:

Allowance for
 Doubtful Accounts            $446,000           $756,000               $0            $319,000          $883,000

- ------------------------
(a)  Write-offs of accounts deemed uncollectible.




                                                                                                    SCHEDULE IX

                                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                                              SHORT-TERM BORROWINGS

- ---------------------------------------------------------------------------------------------------------------
        Col. A                      Col. B           Col. C          Col. D         Col. E          Col. F
- ---------------------------------------------------------------------------------------------------------------
                                                                     Maximum        Average         Weighted
                                                                     Amount         Amount          Average
                                                     Weighted      Outstanding    Outstanding     Interest Rate
Category of Aggregate           Balance at End        Average      During the     During the       During the
Short-term Borrowings              of Period       Interest Rate      Period      Period (b)       Period (c)
- ---------------------------------------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

Bank Demand Notes (a)            $27,840,000           5.83%       $37,437,000    $4,823,000         7.70%

For the Year Ended
  December 31, 1992:

Bank Demand Notes (d)               NONE

For the Year Ended
  December 31, 1993:

Bank Demand Notes (d)               NONE


- ------------------------
(a) Bank lines of credit payable on demand with an interest rate floating with the bank's reference rate or other variable rates.

(b) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365 days.

(c) The weighted average interest rate during the period was computed by dividing the total of daily average interest rates by the total number of days debt was outstanding during the year.

(d) The Company's revolving line of credit was refinanced into a long-term facility in February 1992.



                                                                      SCHEDULE X

                        MICHAEL FOODS, INC. AND SUBSIDIARIES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION


- --------------------------------------------------------------------------------
           Column A -                                         Column B -
            Item                                   Charged to Costs and Expenses
- --------------------------------------------------------------------------------
For the Year Ended
  December 31, 1991:

1.  Maintenance and Repairs...........................................$6,333,000


For the Year Ended
  December 31, 1992:


1.  Maintenance and Repairs...........................................$7,111,000
5.  Advertising costs.................................................$4,940,000


For the Year Ended
  December 31, 1993:


1.  Maintenance and Repairs...........................................$6,688,000


                               EXHIBIT INDEX
                               -------------
EXHIBITS                                                        PAGE
NUMBER                                                         NUMBER
- ------                                                         ------

10.76    *Michael Foods, Inc. 1994 Executive Incentive
          Plan
10.77    *Michael Foods, Inc. 1994 Executive
          Performance Stock Award Plan
10.78     Fifth Amendment to Revolving Loan Agreement
          between Continental Bank, N. A., as Agent,
          and Michael Foods, Inc., dated February 4,
          1994
10.79    *Employment Agreement between Michael Foods,
          Inc. and Gregg A. Ostrander dated January 31,
          1994
10.80    *Retirement and Consulting Agreement between
          Michael Foods, Inc. and Richard G. Olson dated December 23, 1993
10.81     Second Amendment to December 1, 1989 Loan
          Agreement and Promissory Note between Michael
          Foods, Inc. and Metropolitan Life Insurance
          Company dated February 23, 1994
10.82     Second Amendment to July 15, 1990 Note
          Purchase Agreement between Michael Foods,
          Inc. and The Principal Mutual Life Insurance
          Company and Washington Square Capital, as
          Agent, dated February 15, 1994
10.83     Second Amendment to September 15, 1990 Note
          Purchase Agreement between Michael Foods,
          Inc. and The Principal Mutual Life Insurance
          Company and Washington Square Capital, as
          Agent, dated February 15, 1994
10.84     Second Amendment to February 24, 1992 Note
          Purchase Agreement between Michael Foods,
          Inc. and The Principal Mutual Life Insurance
          Company dated February 15, 1994
10.85 **Purchase and Sale Agreement by and between SKW Nature's Products, Inc. and Michael
          Foods, Inc. dated March 11, 1994
10.86   **Technology License Agreement by and between
          SKW Trostberg AG and Michael Foods, Inc.
          dated March 11, 1994
13.1      1993 Annual Report to Stockholders
21.1      Schedule of Michael Foods, Inc. Subsidiaries
23.1      Auditors' Consent - Grant Thornton

*  Management Contract or Compensation Plan Arrangement
** Request for confidential treatment has been filed with the Commission for the redacted portions of these Exhibits