Form 10-Q
period 1994-03-31
MICHAEL FOODS INC
filed 1994-05-13
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1994
                               --------------------------------------------

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                --------     ------------------------------

Commission File Number: 0-15568
                        ---------------------------------------------------

                               MICHAEL FOODS, INC.
- - ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                  41-1579532
- - ---------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                             55416
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)



                                 (612) 546-1500
- - ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         /X/ Yes   / / No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 13, 1994 was 19,316,139 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
- - -------------------------------------------------------------------------------

                                                                                      March 31,         December 31,
                                                                                        1994                1993
                                                                                    ------------        ------------

ASSETS
- - ------
CURRENT ASSETS
  Cash and cash equivalents                                                        $  3,442,000        $    223,000
  Accounts receivable, less allowances                                               34,901,000          33,087,000
  Inventories                                                                        52,385,000          49,138,000
  Prepaid expenses and other                                                          1,149,000           1,279,000
                                                                                   ------------        ------------
    Total current assets                                                             91,877,000          83,727,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                                                4,201,000           4,201,000
  Buildings and improvements                                                         90,521,000          89,980,000
  Machinery and equipment                                                           170,702,000         166,655,000
                                                                                   ------------        ------------
                                                                                    265,424,000         260,836,000
  Less accumulated depreciation                                                      85,365,000         80,398,000
                                                                                   ------------        ------------
                                                                                    180,059,000         180,438,000

OTHER ASSETS
  Goodwill, net                                                                      48,493,000          48,844,000
  Net assets held for sale                                                           11,754,000          11,939,000
  Other                                                                               4,690,000           4,139,000
                                                                                   ------------        ------------
                                                                                     64,937,000          64,922,000
                                                                                   ------------        ------------
                                                                                   $336,873,000        $329,087,000
                                                                                   ------------        ------------
                                                                                   ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                             $  9,794,000        $  9,814,000
  Accounts payable                                                                   24,755,000          20,536,000
  Accrued compensation                                                                3,122,000           3,720,000
  Accrued insurance                                                                   7,025,000           6,701,000
  Accrued product line disposal costs                                                 1,606,000          12,702,000
  Other accrued expenses                                                              9,866,000           7,987,000
                                                                                   ------------        ------------
    Total current liabilities                                                        56,168,000          61,460,000

LONG-TERM DEBT, less current maturities                                             104,487,000          94,194,000

DEFERRED INCOME TAXES                                                                18,970,000          18,430,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued                                                                                --                  --
  Common stock, $.01 par value, 25,000,000 shares authorized,
  19,915,489 shares issued at March 31, 1994                                            199,000             199,000
  Additional paid-in capital                                                        117,640,000         117,640,000
  Retained earnings                                                                  44,720,000          42,475,000
  Treasury stock, 599,350 shares-at cost                                             (5,311,000)         (5,311,000)
                                                                                   ------------        ------------
                                                                                    157,248,000         155,003,000
                                                                                   ------------        ------------
                                                                                   $336,873,000        $329,087,000
                                                                                   ------------        ------------
                                                                                   ------------        ------------

- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)
- - -------------------------------------------------------------------------------


                                                    1994           1993
                                                ------------   ------------

Net sales                                       $121,641,000   $104,931,000

Cost of sales                                    104,473,000     92,167,000
                                                ------------   ------------

     Gross profit                                 17,168,000     12,764,000

Selling, general and administrative expenses       9,855,000      9,729,000
                                                ------------   ------------

     Operating profit                              7,313,000      3,035,000

Other (income) expense
  Interest expense                                 2,181,000      2,448,000

  Interest capitalized                               (69,000)       (31,000)
                                                ------------   ------------

                                                   2,112,000      2,417,000

  Interest income                                    (10,000)      (183,000)
                                                ------------   ------------

                                                   2,102,000      2,234,000
                                                ------------   ------------

     Earnings before income taxes                  5,211,000        801,000

Income tax expense                                 2,000,000        290,000
                                                ------------   ------------

  NET EARNINGS                                  $  3,211,000   $    511,000
                                                ------------   ------------
                                                ------------   ------------

  NET EARNINGS PER SHARE                                $.17           $.03
                                                ------------   ------------
                                                ------------   ------------

  DIVIDENDS PER SHARE                                   $.05           $.05

                                                ------------   ------------
                                                ------------   ------------

Weighted average shares outstanding               19,316,000     19,537,000
                                                ------------   ------------
                                                ------------   ------------

- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)
- - -------------------------------------------------------------------------------



                                                                   1994           1993
                                                               ------------   ------------

Net cash (used in) provided by operating activities            $   (729,000)  $ 12,932,000

Cash flows from investing activities:
  Capital expenditures                                           (4,715,000)    (1,462,000)
  Joint venture and other assets                                   (644,000)    (1,102,000)
                                                               ------------   ------------

Net cash used in investing activities                            (5,359,000)    (2,564,000)

Cash flows from financing activities:
  Proceeds from long-term debt                                   32,900,000      9,900,000
  Payments on long-term debt                                    (22,627,000)   (22,015,000)
  Cash dividends                                                   (966,000)      (977,000)
                                                               ------------   ------------

Net cash provided by (used in) financing activities               9,307,000    (13,092,000)
                                                               ------------   ------------

Net increase (decrease) in cash and cash equivalents              3,219,000     (2,724,000)

Cash and cash equivalents at beginning of year                      223,000      6,064,000
                                                               ------------   ------------

Cash and cash equivalents at end of period                     $  3,442,000   $  3,340,000
                                                               ------------   ------------
                                                               ------------   ------------

- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------

                             March 31, 1994 and 1993
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Effective the first quarter of 1994, the Company will utilize a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1994 and March 31, 1993 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results for the full year.

NOTE B - DISPOSAL OF PRODUCT LINE

Prior to 1994, the Company invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. The Company owned 50% of the joint venture and recognized one half of the profit or loss which resulted from the joint venture. Under the terms of the joint venture agreement, the Company paid a processing toll to the joint venture equal to the costs of production plus an amount to provide a return on each partner's investment.

Due to the significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause the early termination of the joint venture and to discontinue production of the reduced cholesterol liquid whole eggs product. In the first quarter of 1994, the Company expended $11,500,000 to acquire the interest of its joint venture partner.


In the first quarter of 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $1,394,000, cost of sales of $2,422,000, selling, general and administrative expenses of $956,000 and interest income of $168,000. The Company thus recorded a pre-tax loss directly attributable to the discontinued product line in the first quarter of 1993 of approximately $1,816,000.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

- - -------------------------------------------------------------------------------

                             March 31, 1994 and 1993
                                   (Unaudited)

NOTE C - INVENTORIES

Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or market. Inventories consist of the following:


                                                  March 31,    December 31,
                                                    1994           1993
                                                ------------   ------------


Work in process and finished goods              $ 15,118,000   $ 14,386,000
Raw materials and supplies                        15,948,000     17,028,000
Flocks                                            21,319,000     17,724,000
                                                ------------   ------------
                                                $ 52,385,000   $ 49,138,000
                                                ------------   ------------
                                                ------------   ------------

NOTE D - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At March 31, 1994, the Company had $33,500,000 outstanding at a weighted average rate of 4.7%. This revolving line of credit, which matures on January 31, 1996, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At March 31, 1994, $21,500,000 of this line was unused.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1994 VS. THREE MONTHS ENDED
MARCH 31, 1993

RESULTS OF OPERATIONS

Net earnings for the quarter ended March 31, 1994 were $3,211,000, an increase of $2,700,000 from net earnings of $511,000 in the previous year. Net earnings per share were $.17 versus $.03 in the previous year.

Net sales increased $16,710,000, or 16%, to $121,641,000 for the quarter ended March 31, 1994 from $104,931,000 in the previous year. Approximately 60% of the sales increase was due to higher unit sales in each of the Company's four main operating divisions. Additionally, improvement was seen in french fry selling prices. First quarter 1993 net sales include $1,394,000 attributable to the reduced cholesterol liquid whole eggs product line, which was discontinued in the fourth quarter of 1993.

Gross profit increased $4,404,000 to $17,168,000 for the quarter ended March 31, 1994, while gross profit as a percent of sales increased to 14.1% in the first quarter of 1994 from 12.2% in the first quarter of 1993. The improved first quarter 1994 gross profit margin primarily resulted from volume-driven production economies, improved french fry pricing and the elimination of losses from the discontinued reduced cholesterol liquid whole eggs. Low selling prices for commodity-sensitive products, along with high production costs for reduced cholesterol liquid whole eggs, depressed the gross profit margin in 1993. First quarter 1993 gross profit was reduced by a gross loss of $1,028,000 directly attributable to the discontinued reduced cholesterol liquid whole eggs product line.

Selling, general and administrative expenses increased $126,000 to $9,855,000, reflecting the higher sales level, as well as the elimination of expenses from the discontinued reduced cholesterol liquid whole eggs, which were $956,000 in the first quarter of 1993. Total selling, general and administrative expenses were 8.1% of net sales in 1994 and 9.3% of net sales in 1993.

During the first quarter of 1994, the Company completed the termination of a joint venture which had been formed for the purpose of producing the reduced cholesterol liquid whole eggs product line. The Company previously owned 50% of the joint venture. To effect the termination, the Company acquired the interest of its joint venture partner for $11,500,000.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 20% of net sales from shell eggs, which are sensitive to commodity price swings. The remaining 80% of egg sales are derived from the sale of value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first quarter of 1994 was approximately comparable to first quarter 1993 levels. However, the cost of feed was higher due to higher grain costs. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

- - -------------------------------------------------------------------------------

GENERAL, CONT.

The Company's refrigerated distribution operations derive approximately 65% of net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are generally produced by the eggs and egg products division and are sold on a distribution, or non-commodity, basis by the refrigerated distribution division.

The potato products division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on potato products division operating results. Prices of frozen french fried potatoes have generally improved over the past 12 months. The impact of raw material costs within the potato products division has been reduced in the past 3 - 4 years due to significant increases in higher value-added refrigerated potato products sales.

The dairy products division sells its products primarily on a cost-plus basis and, therefore, the division's earnings are not typically affected greatly by raw ingredient price fluctuations.

Inflation is not expected to have a significant impact on the Company's business. The Company generally has been able to offset the impact of inflation through a combination of productivity gains and price increases.

CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and capital expenditures have been, and will likely continue to be, a capital requirement. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position, although the annual rate of spending is projected to decline from levels experienced prior to 1993. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and its sale of Common Stock. The Company believes that these financing alternatives will continue to meet its anticipated needs.

The Company invested approximately $4,700,000 in capital expenditures during the three months ended March 31, 1994. The Company's 1994 plan calls for approximately $30,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of March 31, 1994, approximately $33,500,000 was borrowed under this line of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

- - -------------------------------------------------------------------------------

SEASONALITY

Consolidated quarterly operating results are affected by the seasonality of the Company's net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Generally, the refrigerated distribution division experiences higher net sales and operating profits in the fourth quarter. Operating profits from potato products are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Operating profits from dairy operations typically are significantly higher in the second and third quarters due to increased consumption of ice milk and ice cream products during the summer months.

- - -------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICHAEL FOODS, INC.
                                   -----------------------------------
                                    (Registrant)



Date:  May 13, 1994                By: /s/  Gregg A. Ostrander
                                       --------------------------
                                        Gregg A. Ostrander
                                      (President and Chief Executive Officer)


Date:  May 13, 1994                By:  /s/  John D. Reedy
                                       --------------------------
                                        John D. Reedy
                                        (Vice President - Finance, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer)