Form 10-Q
period 1994-06-30
MICHAEL FOODS INC
filed 1994-08-12
CIK 811930

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934


 For the quarterly period ended              June 30, 1994
                                ------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ------------------------------------

 Commission File Number:             0-15568
                         -------------------------------------------------------

                               MICHAEL FOODS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               41-1579532
- - --------------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


 Suite 324, Park National Bank Building
 5353 Wayzata Boulevard
 Minneapolis, MN                                              55416
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                 (612) 546-1500
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [ X ]Yes  [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 12, 1994 was 19,316,139 shares.

                                PART I - FINANCIAL INFORMATION

                             MICHAEL FOODS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,             December 31,
 ASSETS                                                                                        1994                   1993
- - -------
                                                                                            -----------           ------------
CURRENT ASSETS
   Cash and cash equivalents                                                                $  2,638,000          $    223,000
   Accounts receivable, less allowances                                                       36,396,000            33,087,000
   Inventories                                                                                49,398,000            49,138,000
   Prepaid expenses and other                                                                  1,052,000             1,279,000
                                                                                            ------------          ------------
      Total current assets                                                                    89,484,000            83,727,000

 PROPERTY PLANT AND EQUIPMENT-AT COST
   Land                                                                                        4,149,000             4,201,000
   Buildings and improvements                                                                 91,502,000            89,980,000
   Machinery and equipment                                                                   174,664,000           166,655,000
                                                                                            ------------          ------------
                                                                                             270,315,000           260,836,000
   Less accumulated depreciation                                                              90,283,000            80,398,000
                                                                                            ------------          ------------
                                                                                             180,032,000           180,438,000
 OTHER ASSETS
   Goodwill, net                                                                              48,142,000            48,844,000
   Net assets held for sale                                                                    9,949,000            11,939,000
   Other                                                                                       5,350,000             4,139,000
                                                                                            ------------          ------------
                                                                                              63,441,000            64,922,000
                                                                                            ------------          ------------
                                                                                            $332,957,000          $329,087,000
                                                                                            ------------          ------------
                                                                                            ------------          ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------
 CURRENT LIABILITIES
   Current maturities of long-term debt                                                     $ 10,782,000          $  9,814,000
   Accounts payable                                                                           24,606,000            20,536,000
   Accrued compensation                                                                        4,117,000             3,720,000
   Accrued insurance                                                                           7,705,000             6,701,000
   Accrued product line disposal costs                                                         2,045,000            12,702,000
   Other accrued expenses                                                                     10,607,000             7,987,000
                                                                                            ------------           -----------
      Total current liabilities                                                               59,862,000            61,460,000

 LONG-TERM DEBT, less current maturities                                                      93,575,000            94,194,000

 DEFERRED INCOME TAXES                                                                        19,545,000            18,430,000

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued                                                                                        -                     -
   Common stock, $.01 par value, 25,000,000 shares authorized,
    19,915,489 shares issued at June 30, 1994                                                    199,000               199,000
   Additional paid-in capital                                                                117,640,000           117,640,000
   Retained earnings                                                                          47,447,000            42,475,000
   Treasury stock, 599,350 shares-at cost                                                     (5,311,000)           (5,311,000)
                                                                                            ------------          ------------
                                                                                             159,975,000           155,003,000
                                                                                            ------------          ------------
                                                                                            $332,957,000          $329,087,000
                                                                                            ------------          ------------
                                                                                            ------------          ------------

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------


 See accompanying notes to condensed consolidated financial statements.


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               Three Months Ended June 30, (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------

                                                                                                1994                  1993
                                                                                          --------------        --------------
Net sales                                                                                   $125,530,000          $119,447,000

Cost of sales                                                                                107,199,000           104,161,000
                                                                                          --------------        --------------

        Gross profit                                                                          18,331,000            15,286,000

Selling, general and administrative expenses                                                  10,177,000             9,828,000
                                                                                          --------------        --------------

        Operating profit                                                                       8,154,000             5,458,000

Other (income) expense
     Interest expense                                                                          2,277,000             2,334,000

     Interest capitalized                                                                       (103,000)              (26,000)
                                                                                          --------------        --------------

                                                                                               2,174,000             2,308,000

     Interest income                                                                             (13,000)             (184,000)
                                                                                          --------------        --------------

                                                                                               2,161,000             2,124,000
                                                                                          --------------        --------------

        Earnings before income taxes                                                           5,993,000             3,334,000

Income tax expense                                                                             2,300,000             1,200,000
                                                                                          --------------        --------------

        NET EARNINGS                                                                        $  3,693,000          $  2,134,000
                                                                                          --------------        --------------
                                                                                          --------------        --------------

        NET EARNINGS PER SHARE                                                                      $.19                  $.11
                                                                                          --------------        --------------
                                                                                          --------------        --------------

        DIVIDENDS PER SHARE                                                                         $.05                  $.05
                                                                                          --------------        --------------
                                                                                          --------------        --------------

Weighted average shares outstanding                                                           19,316,000            19,447,000
                                                                                          --------------        --------------
                                                                                          --------------        --------------

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to condensed consolidated financial statements.


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                Six Months Ended June 30, (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------

                                                                                                1994                  1993
                                                                                          --------------        --------------
Net sales                                                                                   $247,171,000          $224,378,000

Cost of sales                                                                                211,672,000           196,328,000
                                                                                          --------------        --------------

        Gross profit                                                                          35,499,000            28,050,000

Selling, general and administrative expenses                                                  20,032,000            19,557,000
                                                                                          --------------        --------------

        Operating profit                                                                      15,467,000             8,493,000

Other (income) expense
     Interest expense                                                                          4,458,000             4,782,000

     Interest capitalized                                                                       (172,000)              (57,000)
                                                                                          --------------        --------------

                                                                                               4,286,000             4,725,000

     Interest income                                                                             (23,000)             (367,000)
                                                                                          --------------        --------------

                                                                                               4,263,000             4,358,000
                                                                                          --------------        --------------

        Earnings before income taxes                                                          11,204,000             4,135,000

Income tax expense                                                                             4,300,000             1,490,000
                                                                                          --------------        --------------

        NET EARNINGS                                                                        $  6,904,000          $  2,645,000
                                                                                          --------------        --------------
                                                                                          --------------        --------------

        NET EARNINGS PER SHARE                                                                     $.36                  $.14
                                                                                          --------------        --------------
                                                                                          --------------        --------------

        DIVIDENDS PER SHARE                                                                        $.10                  $.10
                                                                                          --------------        --------------
                                                                                          --------------        --------------

Weighted average shares outstanding                                                           19,316,000            19,492,000
                                                                                          --------------        --------------
                                                                                          --------------        --------------

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------


 See accompanying notes to condensed consolidated financial statements.


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Six Months Ended June 30, (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                               1994                   1993
                                                                                           ------------           ------------
Net cash provided by operating activities                                                  $ 13,590,000           $ 25,878,000

Cash flows from investing activities:
  Capital expenditures                                                                       (9,892,000)            (3,170,000)
  Net assets held for sale                                                                    1,635,000                      -
  Joint venture and other assets                                                             (1,335,000)            (1,916,000)
                                                                                           ------------          -------------

Net cash used in investing activities                                                        (9,592,000)            (5,086,000)

Cash flows from financing activities:
  Proceeds from long-term debt                                                               49,800,000             25,100,000
  Payments on long-term debt                                                                (49,451,000)           (46,096,000)
  Cash dividends                                                                             (1,932,000)            (1,950,000)
  Purchase of shares for treasury                                                                     -             (1,153,000)
                                                                                           ------------          -------------

Net cash used in financing activities                                                        (1,583,000)           (24,099,000)
                                                                                           ------------          -------------

Net increase (decrease) in cash and cash equivalents                                          2,415,000             (3,307,000)

Cash and cash equivalents at beginning of year                                                  223,000              6,064,000
                                                                                           ------------          -------------

Cash and cash equivalents at end of period                                                 $  2,638,000           $  2,757,000
                                                                                           ------------          -------------
                                                                                           ------------          -------------

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------


 See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             June 30, 1994 and 1993
                                   (Unaudited)

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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1994 and June 30, 1993 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994 and the results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results for the full year.

NOTE B - DISPOSAL OF PRODUCT LINE

Prior to 1994, the Company invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. The Company owned 50% of the joint venture and recognized one half of the profit or loss which resulted from the joint venture. Under the terms of the joint venture agreement, the Company paid a processing toll to the joint venture equal to the costs of production plus an amount to provide a return on each partners investment.

Due to significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause the early termination of the joint venture and to discontinue production of the reduced cholesterol liquid whole eggs product. In the first quarter of 1994, the Company expended $11,500,000 to acquire the interest of its joint venture partner.

In the second quarter of 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $1,311,000, cost of sales of $3,107,000, selling, general and administrative expenses of $478,000 and interest income of $175,000. The Company thus recorded a pre-tax loss directly attributable to the discontinued product line in the second quarter of 1993 of approximately $2,099,000.

For the first six months of 1993 the revenues and expenses directly attributable to the discontinued product line were net sales of $2,705,000, cost of sales of $5,529,000, selling, general and administrative expenses of $1,434,000 and interest income of $343,000. The Company thus recorded a pre-tax loss directly attributable to the discontinued product line in the first six months of 1993 of approximately $3,915,000.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             June 30, 1994 and 1993
                                   (Unaudited)

NOTE C - INVENTORIES

Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or market. Inventories consist of the following:


                                                     June 30,      December 31,
                                                       1994             1993
                                                   ------------    ------------
 Work in process and finished goods                $ 15,779,000    $ 14,386,000
 Raw materials and supplies                          11,377,000      17,028,000
 Flocks                                              22,242,000      17,724,000
                                                   -------------   -------------
                                                   $ 49,398,000    $ 49,138,000
                                                   -------------   -------------
                                                   -------------   -------------


NOTE D - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At June 30, 1994, the Company had $25,700,000 outstanding at a weighted average rate of 5.1%. This revolving line of credit, which matures on January 31, 1996, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At June 30, 1994, $29,300,000 of this line was unused.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED JUNE 30, 1993

RESULTS OF OPERATIONS

Net earnings for the quarter ended June 30, 1994 were $3,693,000, an increase of $1,559,000 from net earnings of $2,134,000 in the previous year. Net earnings per share were $.19 versus $.11 in the previous year.

Net sales increased $6,083,000, or 5%, to $125,530,000 for the quarter ended June 30, 1994 from $119,447,000 in the previous year. A significant portion of the sales increase was due to higher unit sales in the egg, potato and dairy product divisions. Additionally, improvement was seen in potato products selling prices. Second quarter 1993 net sales include $1,311,000 attributable to the reduced cholesterol liquid whole eggs product line, which was discontinued in the fourth quarter of 1993.

Gross profit increased $3,045,000 to $18,331,000 for the quarter ended June 30, 1994, while gross profit as a percent of sales increased to 14.6% in the second quarter of 1994 from 12.8% in the second quarter of 1993. The improved second quarter 1994 gross profit margin primarily resulted from volume-driven production economies, improved potato products pricing and the elimination of losses from the discontinued reduced cholesterol liquid whole eggs. Low selling prices for commodity-sensitive products, along with high production costs for reduced cholesterol liquid whole eggs, depressed the gross profit margin in 1993. Second quarter 1993 gross profit was reduced by a gross loss of $1,796,000 directly attributable to the discontinued reduced cholesterol liquid whole eggs product line.

Selling, general and administrative expenses increased $349,000 to $10,177,000, reflecting the higher sales level, as well as the elimination of expenses from the discontinued reduced cholesterol liquid whole eggs, which were $478,000 in the second quarter of 1993. Total selling, general and administrative expenses were 8.1% of net sales in 1994 and 8.2% of net sales in 1993.

SIX MONTHS ENDED JUNE 30, 1994 VS. SIX MONTHS ENDED JUNE 30, 1993

RESULTS OF OPERATIONS

Net earnings for the six months ended June 30, 1994 were $6,904,000, an increase of $4,259,000 from net earnings of $2,645,000 in the previous year. Net earnings per share were $.36 versus $.14 in the previous year.

Net sales increased $22,793,000, or 10%, to $247,171,000 from $224,378,000 in the previous year. Approximately one-half of the sales increase was due to higher unit sales in each of the Company's four main operating divisions. Additionally, improvement was seen in potato products selling prices. First half 1993 net sales include $2,705,000 attributable to the reduced cholesterol liquid whole eggs product line, which was discontinued in the fourth quarter of 1993.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1994 VS. SIX MONTHS ENDED JUNE 30, 1993

RESULTS OF OPERATIONS, CONT.

Gross profit increased $7,449,000 to $35,499,000, due primarily to volume-driven production economies, improved potato products pricing and the elimination of losses from the discontinued reduced cholesterol liquid whole eggs. Low selling prices for commodity-sensitive products, along with high production costs for reduced cholesterol liquid whole eggs, depressed the gross profit margin in 1993. First half 1993 gross profit was reduced by a gross loss of $2,824,000 directly attributable to the discontinued reduced cholesterol liquid whole eggs product line.

Selling, general and administrative expenses increased $475,000 to $20,032,000, reflecting the higher sales level, as well as the elimination of expenses from the discontinued reduced cholesterol liquid whole eggs, which were $1,434,000 in the first half of 1993. Total selling, general and administrative expenses were 8.1% of net sales in 1994 and 8.7% of net sales in 1993.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 20% of net sales from shell eggs, which are sensitive to commodity price swings. The remaining 80% of egg sales are derived from the sale of value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the second quarter of 1994 was moderately lower than second quarter 1993 levels. Additionally, the cost of feed was higher due to higher grain costs. Changes in grain costs effect feed costs, which are a significant cost component in egg production. Such changes effect both shell egg and egg products production costs. However, gross profit margins from value-added egg products are less sensitive to commodity price fluctuations than are shell eggs.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

GENERAL, CONT.

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

CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and capital expenditures have been, and will likely continue to be, a capital requirement. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and its sale of Common Stock. The Company believes that these financing alternatives will continue to meet its anticipated needs.

The Company invested approximately $9,900,000 in capital expenditures during the six months ended June 30, 1994. The Company's 1994 plan calls for approximately $33,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of June 30, 1994, approximately $25,700,000 was borrowed under this line of credit.

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

                           PART II - OTHER INFORMATION

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

Recent developments in the Company's litigation against Papetti's Hygrade Egg Products, Inc. are described in the Company's press release dated July 22, 1994 attached hereto as Exhibit 99.2, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The 1994 Annual Meeting of Stockholders of Michael Foods, Inc. was held on April 28, 1994. The items voted upon and the results of the vote follow:

1. The election of nine persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                              FOR        WITHHOLD AUTHORITY
                                              ---        ------------------
          Richard A. Coonrod               17,552,411         150,284
          Miles E. Efron                   17,549,836         152,859
          Orville L. Freeman               17,444,606         258,089
          Arvid C. Knudtson                17,549,136         153,559
          Joseph D. Marshburn              17,553,036         149,659
          James H. Michael                 17,551,236         151,459
          Jeffrey J. Michael               17,551,636         151,059
          Richard G. Olson                 17,548,336         154,359
          Gregg A. Ostrander               17,553,411         149,284

2. Proposal to approve the establishment of the Michael Foods, Inc. 1994 Executive Performance Stock Award Plan:

                FOR            AGAINST          ABSTAIN
                ---            -------          -------
             16,431,862       1,212,042          58,791

3. Proposal to approve the appointment of Grant Thornton as independent auditors for 1994:

                FOR            AGAINST          ABSTAIN
                ---            -------          -------
             17,504,890        162,658           35,147

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION
                                   (continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

10.87 Resolutions adopted by the Board of Directors on April 28, 1994 amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and extending its termination date for one additional year.

99.2 The Company's press release dated July 22, 1994 regarding litigation with Papetti's Hygrade Egg Products, Inc.


(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICHAEL FOODS, INC.
                                     -------------------------------------
                                      (Registrant)


    Date:  August 12, 1994       By:  /s/  Gregg A. Ostrander
                                     -------------------------------------
                                       Gregg A. Ostrander
                                       (President and Chief Executive Officer)


    Date:  August 12, 1994       By:  /s/  John D. Reedy
                                     -------------------------------------
                                        John D. Reedy
                                        (Vice President - Finance, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer)