Form 10-Q
period 1994-09-30
MICHAEL FOODS INC
filed 1994-11-14
CIK 811930

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1994
                               ------------------------------------------------

                                        or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________________

Commission File Number:                       0-15568
                        -------------------------------------------------------


                                MICHAEL FOODS, INC.
- - --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


           Delaware                                       41-1579532
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                              55416
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


                                  (612) 546-1500
- - -------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           [ X ]Yes  [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 14, 1994 was 19,316,139 shares.

                          PART I - FINANCIAL INFORMATION

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                                      September 30,   December 31,
                                                                          1994            1993
ASSETS                                                                -------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                              $  3,952,000    $     223,000
  Accounts receivable, less allowances                                     33,667,000       33,087,000
  Inventories                                                              52,982,000       49,138,000
  Prepaid expenses and other                                                1,350,000        1,279,000
                                                                         ------------     ------------
    Total current assets                                                   91,951,000       83,727,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                                      4,149,000        4,201,000
  Buildings and improvements                                               92,672,000       89,980,000
  Machinery and equipment                                                 180,334,000      166,655,000
                                                                         ------------     ------------
                                                                          277,155,000      260,836,000
  Less accumulated depreciation                                            95,470,000       80,398,000
                                                                         ------------     ------------
                                                                          181,685,000      180,438,000
OTHER ASSETS
  Goodwill, net                                                            47,790,000       48,844,000
  Net assets held for sale                                                  9,977,000       11,939,000
  Other                                                                     5,771,000        4,139,000
                                                                         ------------     ------------
                                                                           63,538,000       64,922,000
                                                                         ------------     ------------
                                                                         $337,174,000     $329,087,000
                                                                         ------------     ------------
                                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                   $ 10,782,000    $   9,814,000
  Accounts payable                                                         29,275,000       20,536,000
  Accrued compensation                                                      4,634,000        3,720,000
  Accrued insurance                                                         6,847,000        6,701,000
  Accrued product line disposal costs                                       1,916,000       12,702,000
  Other accrued expenses                                                   14,632,000        7,987,000
                                                                         ------------     ------------
    Total current liabilities                                              68,086,000       61,460,000

LONG-TERM DEBT, less current maturities                                    86,319,000       94,194,000

DEFERRED INCOME TAXES                                                      20,120,000       18,430,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
   none issued                                                                      -                -
  Common stock, $.01 par value, 25,000,000 shares authorized,
   19,915,489 shares issued at September 30, 1994                             199,000          199,000
  Additional paid-in capital                                              117,640,000      117,640,000
  Retained earnings                                                        50,121,000       42,475,000
  Treasury stock, 599,350 shares-at cost                                   (5,311,000)      (5,311,000)
                                                                         ------------     ------------
                                                                          162,649,000      155,003,000
                                                                         ------------     ------------
                                                                         $337,174,000     $329,087,000
                                                                         ------------     ------------
                                                                         ------------     ------------

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         Three Months Ended September 30,
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                       1994            1993
                                                     ------------     ------------
Net sales                                            $127,878,000     $120,709,000

Cost of sales                                         109,555,000      105,004,000
                                                     ------------     ------------

    Gross profit                                       18,323,000       15,705,000

Selling, general and administrative expenses           10,279,000        9,626,000
                                                     ------------     ------------

    Operating profit                                    8,044,000        6,079,000


Other (income) expense
    Interest expense                                    2,177,000        2,215,000

    Interest capitalized                                  (66,000)         (28,000)
                                                     ------------     ------------

                                                        2,111,000        2,187,000

    Interest income                                        (7,000)        (185,000)
                                                     ------------     ------------

                                                        2,104,000        2,002,000
                                                     ------------     ------------

    Earnings before income taxes                        5,940,000        4,077,000

Income tax expense                                      2,300,000        2,730,000
                                                     ------------     ------------

    NET EARNINGS                                     $  3,640,000     $  1,347,000
                                                     ------------     ------------
                                                     ------------     ------------

    NET EARNINGS PER SHARE                                   $.19             $.07
                                                     ------------     ------------
                                                     ------------     ------------

    DIVIDENDS PER SHARE                                      $.05             $.05
                                                     ------------     ------------
                                                     ------------     ------------

Weighted average shares outstanding                    19,316,000       19,365,000
                                                     ------------     ------------
                                                     ------------     ------------

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          Nine Months Ended September 30,
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                       1994            1993
                                                     ------------     ------------
Net sales                                            $375,049,000     $345,087,000

Cost of sales                                         321,227,000      301,332,000
                                                     ------------     ------------

    Gross profit                                       53,822,000       43,755,000

Selling, general and administrative expenses           30,311,000       29,183,000
                                                     ------------     ------------

    Operating profit                                   23,511,000       14,572,000

Other (income) expense
    Interest expense                                    6,635,000        6,997,000

    Interest capitalized                                 (238,000)         (85,000)
                                                     ------------     ------------

                                                        6,397,000        6,912,000

    Interest income                                       (30,000)        (552,000)
                                                     ------------     ------------

                                                        6,367,000        6,360,000
                                                     ------------     ------------

    Earnings before income taxes                       17,144,000        8,212,000

Income tax expense                                      6,600,000        4,220,000
                                                     ------------     ------------

    NET EARNINGS                                     $ 10,544,000     $  3,992,000
                                                     ------------     ------------
                                                     ------------     ------------

    NET EARNINGS PER SHARE                                   $.55             $.21
                                                     ------------     ------------
                                                     ------------     ------------

    DIVIDENDS PER SHARE                                      $.15             $.15
                                                     ------------     ------------
                                                     ------------     ------------

Weighted average shares outstanding                    19,316,000       19,450,000
                                                     ------------     ------------
                                                     ------------     ------------

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Nine Months Ended September 30,
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                           1994           1993
                                                       ------------   ------------
Net cash provided by operating activities              $ 30,833,000    $ 39,703,000

Cash flows from investing activities:
  Capital expenditures                                  (17,092,000)    (4,861,000)
  Net assets held for sale                                1,605,000              -
  Joint venture and other assets                         (1,812,000)    (2,041,000)
                                                       ------------   ------------

Net cash used in investing activities                   (17,299,000)    (6,902,000)


Cash flows from financing activities:
  Proceeds from long-term debt                           67,700,000     49,900,000
  Payments on long-term debt                            (74,607,000)   (81,569,000)
  Cash dividends                                         (2,898,000)    (2,920,000)
  Purchase of shares for treasury                                 -     (1,828,000)
                                                       ------------   ------------

Net cash used in financing activities                    (9,805,000)   (36,417,000)
                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents      3,729,000     (3,616,000)

Cash and cash equivalents at beginning of year              223,000      6,064,000
                                                       ------------   ------------

Cash and cash equivalents at end of period             $  3,952,000   $  2,448,000
                                                       ------------   ------------
                                                       ------------   ------------

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1994 and 1993
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1994 and September 30, 1993, each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994, and the results of operations for the three and nine month periods ended September 30, 1994 and 1993, and cash flows for the nine month periods ended September 30, 1994 and 1993. The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results for the full year.

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

In the third quarter of 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $843,000, cost of sales of $2,339,000, selling, general and administrative expenses of $645,000 and interest income of $177,000. The Company thus recorded a pre-tax loss directly attributable to the discontinued product line in the third quarter of 1993 of approximately $1,964,000.

For the nine months ended September 30, 1993, the revenues and expenses directly attributable to the discontinued product line were net sales of $3,548,000, cost of sales of $7,868,000, selling, general and administrative expenses of $2,079,000 and interest income of $520,000. The Company thus recorded a pre-tax loss directly attributable to the discontinued product line in the nine months ended September 30, 1993 of approximately $5,879,000.

                       MICHAEL FOODS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (Continued)
                            September 30, 1994 and 1993
                                    (Unaudited)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


NOTE C - INVENTORIES

Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or market. Inventories consist of the following:


                                                     September 30,    December 31,
                                                         1994             1993
                                                     ------------    -------------
Work in process and finished goods                   $ 18,120,000    $  14,386,000
Raw materials and supplies                             13,702,000       17,028,000
Flocks                                                 21,160,000       17,724,000
                                                     ------------    -------------
                                                     $ 52,982,000    $  49,138,000
                                                     ------------    -------------
                                                     ------------    -------------


NOTE D - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At September 30, 1994, the Company had $18,500,000 outstanding at a weighted average rate of 6.2%. This revolving line of credit, which matures on January 31, 1996, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At September 30, 1994, $36,500,000 of this line was unused.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. THREE MONTHS ENDED SEPTEMBER 30, 1993

RESULTS OF OPERATIONS

Net earnings for the quarter ended September 30, 1994 were $3,640,000, an increase of $2,293,000 from net earnings of $1,347,000 in the previous year. Net earnings per share were $.19 versus $.07 in the previous year.

Net sales increased $7,169,000, or 6%, to $127,878,000 for the quarter ended September 30, 1994 from $120,709,000 in the previous year. A significant portion of the sales increase was due to higher unit sales in each of the Company's four main operating divisions. Additionally, improvement was seen in potato products selling prices. Lower prices for shell eggs and certain commodity-sensitive egg products, as compared to prior year levels, restricted sales growth. Third quarter 1993 net sales include $843,000 attributable to the reduced cholesterol liquid whole eggs product, which was discontinued in the fourth quarter of 1993.

Gross profit increased $2,618,000 to $18,323,000 for the quarter ended September 30, 1994, while gross profit as a percent of sales increased to 14.3% in the third quarter of 1994 from 13.0% in the third quarter of 1993. Third quarter 1993 gross profit was reduced by a gross loss of $1,496,000 directly attributable to the discontinued reduced cholesterol liquid whole eggs product. Therefore, the improvement in third quarter 1994 gross profit margin is in part due to the elimination of the gross loss from the discontinued product.

Selling, general and administrative expenses increased $653,000 to $10,279,000, reflecting the higher sales level, as well as the elimination of expenses from the discontinued reduced cholesterol liquid whole eggs, which were $645,000 in the third quarter of 1993. Total selling, general and administrative expenses were 8.0% of net sales in 1994 and 1993.

In the third quarter of 1993, the Company revised its estimated annual effective tax rate, primarily to reflect the 1993 change in the Federal statutory rate. The effect of the change in the estimated annual effective tax rate was to increase income tax expense for the three-month period ended September 30, 1993 by approximately $1,200,000. Approximately $1,100,000 of this one time adjustment is the result of applying the newly estimated annual effective tax rate to the accumulated timing differences which existed at December 31, 1992.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. NINE MONTHS ENDED SEPTEMBER 30, 1993

RESULTS OF OPERATIONS

Net earnings for the nine months ended September 30, 1994 were $10,544,000, an increase of $6,552,000 from net earnings of $3,992,000 in the previous year. Net earnings per share were $.55 versus $.21 in the previous year.

Net sales increased $29,962,000, or 9%, to $375,049,000 from $345,087,000 in the previous year. A significant portion of the sales increase was due to higher unit sales in each of the Company's four main operating divisions. Additionally, improvement was seen in potato products selling prices. Lower prices for shell eggs and certain commodity-sensitive egg products, as compared to prior year levels, restricted sales growth. For the nine months ended September 30, 1993, net sales include $3,548,000 attributable to the reduced cholesterol liquid whole eggs product, which was discontinued in the fourth quarter of 1993.

Gross profit increased $10,067,000 to $53,822,000 for the nine months ended September 30, 1994, while gross profit as a percent of sales increased to 14.4% in 1994 from 12.7% in 1993. For the nine months ended September 30, 1993, gross profit was reduced by a gross loss of $4,320,000 directly attributable to the discontinued reduced cholesterol liquid whole eggs product. Therefore, a significant portion of the improvement in the gross profit margin for the first nine months of 1994 relates to the elimination of the gross loss from the discontinued product. Additionally, volume-driven production economies and improved potato products pricing contributed to the gross profit margin increase.

Selling, general and administrative expenses increased $1,128,000 to $30,311,000, reflecting the higher sales level, as well as the elimination of expenses from the discontinued reduced cholesterol liquid whole eggs, which were $2,079,000 for the nine months ended September 30, 1993. Total selling, general and administrative expenses were 8.1% of net sales in 1994 and 8.5% of net sales in 1993.

During the third quarter 1993, the Company revised its estimated annual effective tax rate, primarily to reflect the 1993 change in the Federal statutory rate. The earnings for the first nine months of 1993 were adjusted to reflect the newly estimated annual effective tax rate and also include the one time effect of applying this new rate to December 31, 1992 accumulated timing differences.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 20% of net sales from shell eggs, which are sensitive to commodity price swings. The remaining 80% of egg sales are derived from the sale of value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the third quarter of 1994 was lower than third quarter 1993 levels. Additionally, the cost of feed was higher due to higher grain costs. Changes in grain costs affect feed costs, which are a significant cost component in egg production. Such changes affect both shell egg and egg products production costs. However, gross profit margins from value-added egg products are less sensitive to commodity price fluctuations than are shell eggs.

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

The Company invested approximately $17,100,000 in capital expenditures during the nine months ended September 30, 1994. The Company's 1994 plan calls for approximately $30,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of September 30, 1994, approximately $18,500,000 was borrowed under this line of credit.

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




- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MICHAEL FOODS, INC.
                                    -------------------------------------------
                                    (Registrant)



Date:  November 14, 1994            By:  /s/ Gregg A. Ostrander
                                        ---------------------------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)



Date:  November 14, 1994            By:  /s/ John D. Reedy
                                        ---------------------------------------
                                         John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)