Form 10-K405
MICHAEL FOODS INC
filed 1995-03-31
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended                            December 31, 1994
                         ------------------------------------------------------
Commission file number                                     0-15568
                         ------------------------------------------------------
                               MICHAEL FOODS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 41-1579532
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                 55416
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (612) 546-1500
                                                  -----------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              [X] Yes   [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.               [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1995 was approximately $127,000,000 (based on the last price of such stock as reported by the NASDAQ National Market System).

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 14, 1995, was 19,332,001 shares.

                       Documents Incorporated by Reference

Pursuant to General Instruction G(2), the responses to Items 5, 6, 7 and 8 of
Part II of this report are incorporated herein by reference to the Company's Annual Report to Stockholders for 1994.

Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on April 27, 1995. The definitive Proxy Statement was filed with the Securities and Exchange Commission on March 24, 1995.


PART I

ITEM 1 - BUSINESS

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products operating in four basic areas - eggs and egg products, distribution of refrigerated grocery products, refrigerated and frozen potato products and dairy products. The Company, through its eggs and egg products division, is one of the largest producers, processors and distributors of shell eggs, extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for foodservice and retail markets throughout the United States. The dairy products division processes and distributes soft serve mix, ice cream mix, frozen yogurt mix and extended shelf-life ultrapasteurized milk and specialty dairy products to fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others.

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                   Year Ended December 31,
                              -----------------------------------
                                  1992      1993      1994
                              -----------------------------------
Eggs and Egg Products              43%       43%       41%
Refrigerated Distribution          32        34        33
Potato Products                    15        15        15
Dairy Products                     14        14        14
Prepared Foods                      3         2         2
Intercompany Sales                 (7)       (8)       (5)
                              -----------------------------------
    TOTAL                         100%      100%      100%
                              -----------------------------------
                              -----------------------------------

The strategic thrust of the Company is to continue to transition Michael Foods into a value-added food products company by being a leader in the food industry in introducing innovative, refrigerated food technology. The key to this strategy is "value-added", whether that be in the product, the distribution channel or in the service provided to customers.

EGGS AND EGG PRODUCTS

M. G. Waldbaum Company ("Waldbaum") is a producer, processor and distributor of numerous egg products and shell eggs. Principal value-added egg products are ultrapasteurized "Easy Eggs[REGISTRATED TRADEMARK]", which is a proprietary extended shelf-life and salmonella-negative (pursuant to United States Department of Agriculture ("USDA") regulations) liquid egg product, hard-cooked eggs, and Simply Eggs[REGISTRATED TRADEMARK] Brand Liquid Scrambled Egg Mix. Other egg products include frozen and dried egg whites, yolks and whole eggs, pre-cooked frozen egg patties and omelets, and frozen breakfast entrees.

Management believes that Waldbaum is the second largest egg producer in the United States. Waldbaum is the largest supplier of ultrapasteurized whole eggs and hard-cooked eggs in the United States and is a leading supplier of dried, frozen and liquid refrigerated whole eggs, whites and yolks. Waldbaum distributes its egg products to food processors and foodservice customers throughout the United States and has international sales in Europe and Japan. Easy Eggs[REGISTRATED TRADEMARK] and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. Most of Waldbaum's shell eggs are sold to the Company's refrigerated distribution division, Crystal Farms Refrigerated Distribution Company, which, in turn, distributes them throughout its 23 state territory.

Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices, in turn, are significantly influenced by shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods. In general, egg market pricing in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized publication. Prices for certain of the Company's products are affected by these factors, particularly shell eggs. The Company has endeavored to moderate these effects primarily through a continuing emphasis on value-added products and internal production of shell eggs. In 1994, the Company's egg operations derived approximately 15% of net sales from shell eggs with the remaining 85% derived from the sales of value-added egg products. This compares with sales of shell eggs representing over 90% of egg sales in 1987. In 1994, approximately 90% of the Company's egg needs were satisfied by production from Company-owned hens, with the balance purchased on the spot market.

The Company's shell egg and egg products businesses are fully integrated from the production and maintenance of laying flocks through processing of shell eggs and further processed egg products. The Company maintains facilities with approximately 2,600,000 pullets located in Nebraska and Minnesota. Fully automated laying barns, housing approximately 12,500,000 producing hens, are located in Nebraska, Colorado and Minnesota. In addition, approximately 600,000 Company-owned producing hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Principal egg processing plants are located in Nebraska, Colorado and Minnesota.

The Company had invested in a joint venture with an unrelated company for the purpose of producing reduced cholesterol liquid whole eggs. Due to significant continuing losses and lack of adequate market acceptance, the Company decided in December 1993 to cause the early termination of this joint venture and cease production and sale of the reduced cholesterol liquid whole eggs product.
During 1994 the Company completed the acquisition of the joint venture partner's interest and liquidated the joint venture. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Stockholders for discussion of charges recorded in 1993's fourth quarter relating to this termination.

REFRIGERATED DISTRIBUTION

Over the past 20 years, Crystal Farms Refrigerated Distribution Company ("Crystal Farms") has augmented its shell egg distribution business by delivering a wide range of refrigerated grocery products to wholesale warehouses and directly to retailers. Crystal Farms believes that its strategy of offering quality branded products, many of which are sold under the Crystal Farms name as a lower-priced alternative to national brands, has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to Crystal Farms' specifications. Cheese accounts for approximately 53% of Crystal Farms' annual sales. Crystal Farms operates a cheese packaging facility in Lake Mills, Wisconsin, which allows for the cutting and wrapping of various cheese products for its Crystal Farms brand cheese business and for private label customers.

Crystal Farms has expanded its market area both directly and through the use of independent egg producers as distributors. Whereas Crystal Farms' market area covered only seven states in 1987, it now includes 23 states primarily in the Midwest, Southeast and Southwest. Retail locations served by Crystal Farms number over 1,500. In 1994, sales to the warehouse operations of SUPERVALU, INC., and to SUPERVALU owned and franchised formats, including Cub Foods, were approximately 30% of Crystal Farms' net sales. Crystal Farms maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from eleven distribution centers located centrally in its key trade areas.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star"), Drallos Potato Co., Inc. ("Drallos") and Farm Fresh Foods, Inc. ("Farm Fresh"). The potato products division processes and sells frozen potato products, primarily french fries, and refrigerated potato products to both foodservice and retail markets. The retail refrigerated business of this division did not exist before 1989. Refrigerated products consist of a line of hash brown, mashed, and specialty potato products. In 1994, approximately 23% of the potato products division's net sales were to the retail trade, with the balance to foodservice. Refrigerated potato products accounted for approximately 51% of divisional net sales in 1994. The potato products division typically purchases approximately 80%-90% of its annual potato requirements from contract producers, of which a large majority are grown on irrigated land. The balance of potato requirements are purchased on the spot market.

The potato products division maintains storage facilities in North Dakota, Wisconsin and Minnesota. Processing and refrigerated/frozen warehouse facilities are located principally in Minnesota, with smaller facilities in California and Michigan. The potato products division maintains a high percentage of its contracted supply from irrigated fields, as well as maintaining geographic diversification of its sources. However, weather remains an important factor in determining raw potato prices and small variations in the purchase price of potatoes can have a significant effect on the potato products division's operating results.

DAIRY PRODUCTS

Through Kohler Mix Specialties, Inc. ("Kohler"), the Company processes and sells soft serve mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized products. The Company believes that Kohler supplies the majority of the soft serve mix, and is a major supplier of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also sells its products through-out much of the balance of the United States. In 1993 Kohler began leasing a UHT dairy plant in Texas, which is allowing for a greater emphasis on supplying customers in the southern United States.

UHT processing is designed to produce bacteria-free milk, ice cream mixes and specialty dairy products such as whipping cream, half and half and cordials. Many of Kohler's products have an extended shelf life of up to ninety days, thus extending the trade territory which can be effectively served by Kohler to include much of the United States.

Kohler soft serve, frozen yogurt and ice cream mixes are made to customer's specifications. Currently, Kohler produces approximately 65 different formulations. Kohler believes that the customization of high quality products and high customer service levels are critical to their business.

Kohler has approximately 600 customers, including branded ice cream manufacturers, distributors to fast food businesses, other foodservice outlets and independent ice cream retailers. Kohler has a significant customer who is an ice cream manufacturer. However, sales to this customer represent less than 5% of the consolidated sales of the Company. In 1994, approximately 90% of Kohler's net sales were generated from customers who purchased products on a cost-plus basis. This includes sales to most of the large fast food chains operating in its market area. Sales of soft serve, shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between May and September. The addition of fluid milk and specialty dairy products in recent years has somewhat offset this seasonality.

PREPARED FOODS

In the fourth quarter of 1994, the Company ceased its efforts to restructure Sunnyside Vegetable Packing, Inc. ("Sunnyside") operations and completed a sale of Sunnyside's remaining assets. See discussion regarding Sunnyside in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Stockholders.

MARKETING AND CUSTOMER SERVICE

Each of the Company's four divisions has developed a marketing strategy which emphasizes high quality products and customer service. In 1992, a new group (Michael Foods Sales) was formed to sell various products nationally to, primarily, foodservice and industrial customers. Michael Foods Sales handles egg products, principally Easy Eggs[REGISTRATED TRADEMARK], hard-cooked eggs, frozen egg patties, and Simply Eggs[REGISTRATED TRADEMARK] Brand Liquid Scrambled Egg Mix, as well as refrigerated and frozen potato products and certain specialty dairy products. This sales group is supported by a centralized order entry and customer service staff. Additionally, Waldbaum maintains a small sales group in Wakefield, Nebraska, which handles shell egg sales and certain egg product sales. Shell eggs are sold mainly to Crystal Farms. Customers for egg products include food manufacturers and foodservice businesses. Crystal Farms sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. In-store and co-op advertising programs are utilized with grocers on a market-by-market basis. Kohler employs customer service representatives to service individual customer accounts and also benefits from the sale of certain products through the Michael Foods Sales force.

ACQUISITIONS

While there were no acquisitions in 1992, 1993 or 1994 the Company anticipates that it will continue to make acquisitions as part of its strategic plan.

PROPRIETARY TECHNOLOGIES

In 1988, the Company acquired an exclusive license to use a patented process, developed at North Carolina State University, for the ultrapasteurization of liquid eggs. The patent expires in 2006. The process results in liquid eggs that are salmonella and listeria negative, pursuant to USDA regulations. Salmonella and listeria are bacteria which can contaminate shell eggs. The process also extends the shelf life of liquid eggs from less than two weeks to ten weeks or more. The Company has an aseptic plant in Gaylord, Minnesota which processes all of the ultrapasteurized liquid egg needs of the Company.

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the middle district of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, against Papetti's Hygrade Egg Products, Inc., the United States District Court for the District of New Jersey found in 1992 and 1993 that the defendant had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the United States Circuit Court of Appeals upheld this judgment. See Item 3 "Legal Proceedings."


TRADENAMES

Waldbaum markets its products using several tradenames including "Logan Valley", "Wakefield", "Sunny Side Up[REGISTRATED TRADEMARK]", "Michael Foods" and "MGW". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs[REGISTRATED] TRADEMARK]" tradename. The Company's liquid scrambled egg mix is marketed under the tradename "Simply Eggs[REGISTRATED TRADEMARK] Brand".

Crystal Farms products are marketed principally under the "Crystal Farms[REGISTRATED TRADEMARK]" tradename. In addition, Crystal Farms is the principal distributor of "Bongards" cheese in Minnesota. Crystal Farms also distributes eggs, butter, cheese, bagels, and ethnic foods under a number of other customer-owned tradenames.

Within the potato products division, Northern Star markets its frozen potatoes to foodservice customers under a variety of brands, including "Northern Star". The "Simply Potatoes -TM-" brand is used for retail refrigerated products, with "Farmer Select" used on retail frozen products. Drallos and Farm Fresh also maintain various tradenames for certain of their products.

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

The Company's egg and egg products division is considered the second largest egg producer and the second largest egg products supplier in the United States, and competes with other suppliers of shell eggs and egg products. While the shell egg and egg products industry is highly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acre Farms, Inc. A major egg products producer is Papetti's Hygrade Egg Products, Inc. The

Company believes that Waldbaum is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'[REGISTRATED TRADEMARK] salmonella-negative aspect, extended shelf-life and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs.

The Company's refrigerated distribution division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc.; Kraft, Inc.; Land O' Lakes, Inc.; and Sargento Cheese Company, Incorporated. Crystal Farms believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete in its market area with larger national brand companies.

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

Within the dairy products division, management believes that Kohler provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with fast food chains in the Upper Midwest. Competitors in areas outside of its immediate region generally are local and regional dairies.

GOVERNMENT REGULATION

All of the Company's subsidiaries are subject to federal and state regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their businesses. The subsidiaries are subject to USDA or FDA regulation regarding grading, quality, labeling and sanitary control. Waldbaum's egg breaking plants are subject to continuous on-site USDA inspection. All other subsidiaries are subject to periodic USDA inspections.

Crystal Farms' cheese and butter products and Kohler's soft serve mix and ice cream mix are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if such supports were abolished.

All of the Company's subsidiaries must also comply with state and local waste disposal requirements. Waldbaum disposes of chicken waste primarily to farmers for use as fertilizer. Northern Star disposes of solid waste from potato processing by selling the solid waste to a processor who converts it to animal feed and disposes of effluent under a waste discharge permit issued by the Minneapolis-St. Paul Metropolitan Waste Control Commission. Farm Fresh holds a permit with the Los Angeles County Sanitation District to discharge industrial waste into the Sanitation District's sewage system. Crystal Foods and Waldbaum have permits to discharge waste products into available sewer systems and maintain discharge ponds for certain wastes.

EMPLOYEES

The Company employed approximately 2,700 employees at December 31, 1994. Of this total, Waldbaum employed approximately 1,500 full-time and 250 part-time employees, none of whom are represented by a union. Crystal Farms employed approximately 300 employees, none of whom are represented by a union. Northern Star employed approximately 350 employees of whom 299 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. Farm Fresh had 33 employees and Drallos had 4 employees at December 31, 1994 with none being represented by a union. Kohler employed 133 people at
                                        7

December 31, 1994. Historically, Kohler increases its number of employees by approximately 10 to 20 percent during the summer season. Its production personnel and drivers are represented by the Milk Drivers and Dairy Employees Union. The Michael Foods Sales, Distribution and Customer Service groups employed approximately 130 people at December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                      Officer
Name                    Age    Position                                 Since
-----------------------------------------------------------------------------
Gregg A. Ostrander      42     President and Chief Executive Officer     1993

Jeffrey M. Shapiro      47     Executive Vice President and Secretary    1987

John D. Reedy           49     Vice President - Finance, Chief           1988
                               Financial Officer and Treasurer
William L. Goucher      48     President - Waldbaum                      1993

James J. Kohler         41     President - Kohler                        1988

Kevin S. Murphy         41     Chief Executive Officer - Northern Star   1988

Norman A. Rodriguez     52     President - Crystal Farms                 1989

Kevin O. Kelly          37     President - Michael Foods Sales           1993



ITEM 2 - PROPERTIES

FACILITIES

The Company maintains leased space for its executive headquarters, customer service office and sales office in suburban Minneapolis, Minnesota.

The egg and egg products division owns and operates 29 pullet growing houses, each containing approximately 14,600 square feet, in Wakefield, Nebraska; two grain elevators in Wayne, Nebraska; 87 laying houses, each containing approximately 19,500 square feet, in Wakefield, Nebraska, Bloomfield, Nebraska and Hudson, Colorado; two feed mills in Wakefield, Nebraska, one in Bloomfield, Nebraska and one in Hudson, Colorado; processing facilities in Wakefield, Nebraska (approximately 323,000 square feet), Hudson, Colorado (approximately 49,000 square feet), Bloomfield, Nebraska (approximately 80,000 square feet); and warehouse, office and distribution facilities aggregating approximately 40,000 square feet located in Wakefield, Nebraska, Hudson, Colorado, Daytona Beach, Florida, and Bloomfield, Nebraska. Waldbaum owns in the aggregate approximately 950 acres of land in Nebraska, Colorado and Minnesota and leases the land in Bloomfield.

The egg and egg products division also operates facilities under the Crystal Foods subsidiary, including 9 pullet growing houses (approximately 160,000 square feet) at Gaylord, Minnesota; 48 laying houses, each averaging 15,000 square feet, in Gaylord and LeSueur, Minnesota; feed mills in Gaylord, Minnesota and LeSueur, Minnesota; processing facilities in Gaylord, Minnesota (approximately 164,000 square feet; a section of this plant was converted into the joint venture's cholesterol extraction plant in 1992 which was repurchased by the Company in early 1994) and LeSueur, Minnesota approximately (29,000 square feet). The Gaylord,

Minnesota facility includes a centralized warehouse for the distribution of the Company's core refrigerated foodservice products. All of these facilities are owned by Crystal Foods. Waldbaum owns an unused facility located on eight acres of land near Richfield, North Carolina. This facility contains approximately 53,000 square feet and is being leased. Waldbaum leases space for its administrative offices in suburban Minneapolis, Minnesota.

The refrigerated distribution division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. In January 1994, a new 33,000 square foot distribution center was opened in LeSueur, Minnesota. Wisco Farm Cooperative owns and operates a 48,200 square foot refrigerated warehouse on a 19 acre site in Lake Mills, Wisconsin. A 19,000 square foot cheese packaging facility is also located in Lake Mills.

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

A prepared foods facility of approximately 35,000 square feet is under construction in Lake Mills, Wisconsin.

Management believes that the facilities of the Company, together with budgeted capital improvements in each of its four operating divisions, are adequate to meet the Company's anticipated requirements for its current lines of business over the foreseeable future.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company and the owner of the patents for ultrapasteurizing liquid eggs (see "Proprietary Technologies") initiated litigation in 1989 against a processor of liquid egg products, Papetti's Hygrade Egg Products, Inc. ("Papetti's"), claiming infringement of the process patents with respect to ultrapasteurized liquid egg production. The action was brought in the United States District Court for the District of New Jersey. The defendant in this action contended that their process did not infringe the patents and that the patents are invalid. In November 1992 the Company was granted summary judgment that Papetti's had infringed the claims of the patents. In July 1993 the Court granted summary judgment upholding the validity and enforceability of the patents. The relief sought by the plaintiffs included damages and costs and disbursements, including attorneys' fees. The defendant filed an appeal of the 1993 summary judgment with the United States Circuit Court of Appeals. In July 1994 the Circuit Court upheld the District Court's summary judgment. The defendant's attempt to have the Circuit Court's decision reviewed by the United States Supreme Court was subsequently rejected. Final determination of the damage award has been stayed pending United States Patent and Trademark Office ("PTO") proceedings (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Stockholders).

In July 1992 Sunny Fresh Foods, Inc. commenced an action in the United States District Court for the District of Minnesota against the Company and the owner of the patents for ultrapasteurizing liquid eggs seeking declaratory judgment that the patents licensed by the Company are invalid and not infringed. The Company and the patent holder have counterclaimed for infringement of the patents by the plaintiff. The relief sought by the Company includes damages and costs and disbursements, including attorneys' fees. Discovery was concluded in early 1995 and pretrial motions are pending.

In August 1993 Nulaid Foods, Inc. commenced an action in the United States District Court for the Eastern District of California against the Company and the owner of the patents for ultrapasteurizing liquid eggs seeking declaratory judgment that the patents licensed by the Company are invalid and not infringed. The Company and the patent holder have counterclaimed for infringement of the patents by the plaintiff. The relief sought by the Company includes damages and costs and disbursements, including attorneys' fees. At the end of discovery in late 1994, the action was stayed pending PTO proceedings (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Stockholders).

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business or consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" on the inside back cover of the Company's Annual Report to Stockholders for 1994.

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary Consolidated Financial Data" on page 19 of the Company's Annual Report to Stockholders for 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 and 9 of the Company's Annual Report to Stockholders for 1994.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael Foods, Inc. and Subsidiaries" on pages 10 - 18 , and "Quarterly Financial Data" on page 20, of the Company's Annual Report to Stockholders for 1994.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Directors" on pages 1-3 of the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 24, 1995. For information with respect to executive officers, reference is made to Part I, Item 1 of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information is incorporated by reference to "Executive Compensation" on pages 4-11 of the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 24, 1995. In addition, William L. Goucher, President of M. G. Waldbaum Co. is a participant in the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Plan"). Under the Plan, certain identified employees of Michael Foods, Inc. are entitled to severance pay upon termination of employment if such termination of employment occurs within two years following a change in control, as defined in the Plan, and such termination is due to reasons other than death, permanent disability, retirement, cause, or resignation by the employee other than for

Good Reason. Good Reason is a defined term which includes, among other things, a termination by the employee due to a significant change in his responsibilities, titles or offices, a requirement that he or she move outside of his or her geographic location, a reduction in the employee's base salary or the failure of the employer to increase compensation proportionate to other similarly situated employees; the failure of the employer to maintain any benefit plan or a substantial modification in such plan which would reduce the employee's benefits, and any purported termination of employment by the Company which is not effected pursuant to a notice of termination as required under the Plan. The amount of compensation to which Mr. Goucher would be entitled to equals two times his Annual Compensation, as defined, which generally means base compensation excluding bonuses, benefits and allowances. The Plan automatically terminates unless it is renewed by action of the Board of Directors of the Company prior to July 1, 1995 and annually thereafter, except that the Plan will remain in effect after a change in control for at least 24 months unless otherwise terminated by the Board of Directors of the Company with the consent of 80% of the Plan participants who were Plan participants at the time of the change in control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership" on pages 12 and 13 of the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 24, 1995.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

3.1     Certificate of Incorporation of Michael Foods, Inc. (1)
3.2 Certificate of Amendment to Certificate of Incorporation dated April 29, 1988 (2)
3.3 Certificate of Amendment to Certificate of Incorporation dated April 30, 1990 (3)
3.4     Bylaws of Michael Foods, Inc. (1)
3.5     Amendment of the Company's Bylaws dated February 23, 1988 (6)
4.1     Form of Common Stock Certificate (8)
10.15 *Michael Foods, Inc. 1987 Incentive Stock Option Plan and Incentive Stock Option Agreement (1)
10.16 *Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and Non-Qualified Stock Option Agreement (1)
10.25   *Form of Michael Foods, Inc. Director Stock Option Agreement (1)
10.40 *Retirement Compensation Agreement between Milton G. Waldbaum Company and Daniel W. Gardner dated September 24, 1987 (5)
10.43 Loan Agreement and Promissory Note between Metropolitan Life Insurance Company and Michael Foods, Inc., dated December 1, 1989 (5)
10.46 Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc. dated March 30, 1990 (9)
10.48 First Amendment to Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc., dated March 7, 1991 (9)

10.49 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated July 15, 1990 (9)
10.50 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated September 15, 1990 (9)
10.55 *Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock Option Plans, dated November 21, 1989 (7)
10.56 License Agreement between Michael Foods, Inc. and North Carolina State University dated November 28, 1989 (9)
10.57 *Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (4)
10.58   Partnership Agreement between SKW Nature's Products, Inc. and MIKL, Inc.
        (10)
10.60 Second Amendment to Revolving Loan Agreement between Continental Bank, N.A., as Agent, and Michael Foods, Inc., dated February 25, 1992 (11)
10.61 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated February 24, 1992 (11)
10.62 Third Amendment to Revolving Loan Agreement between Continental Bank , N.A., as Agent, and Michael Foods, Inc., dated April 24, 1992 (12)
10.63 Fourth Amendment to Revolving Loan Agreement between Continental Bank , N.A., as Agent, and Michael Foods, Inc., dated October 16, 1992 (13)
10.64 First Amendment to July 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated October 7, 1992 (13)
10.65 First Amendment to September 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated October 7, 1992 (13)
10.66 First Amendment to February 24, 1992 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated October 7, 1992 (13)
10.67 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company dated October 14, 1992 (13)
10.69   *Amendment to the Non-Qualified Stock Option Plan (14)
10.70   *Stock Option Plan for Non-Employee Directors (15)
10.72 *Amendment to Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries adopted by resolution of the Board of Directors on July 29, 1993 (16)
10.73 *Resolution adopted by the Board of Directors on April 27, 1993 extending the termination date of the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries for one additional year (16)
10.75 Revolving Note between Michael Foods, Inc. and Toronto Dominion (Texas), Inc. (16)
10.76   *Michael Foods, Inc. 1994 Executive Incentive Plan (17)
10.77   *Michael Foods, Inc. 1994 Executive Performance Stock Award Plan (17)
10.78 Fifth Amendment to Revolving Loan Agreement between Continental Bank, N. A., as Agent, and Michael Foods, Inc., dated February 4, 1994 (17)
10.79 *Employment Agreement between Michael Foods, Inc. and Gregg A. Ostrander dated January 31, 1994 (17)
10.80 *Retirement and Consulting Agreement between Michael Foods, Inc. and Richard G. Olson dated December 23, 1993 (17)
10.81 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company dated February 23, 1994 (17)
10.82 Second Amendment to July 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated February 15, 1994 (17)

10.83 Second Amendment to September 15, 1990 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company and Washington Square Capital, as Agent, dated February 15, 1994 (17)
10.84 Second Amendment to February 24, 1992 Note Purchase Agreement between Michael Foods, Inc. and The Principal Mutual Life Insurance Company dated February 15, 1994 (17)
10.85 **Purchase and Sale Agreement by and between SKW Nature's Products, Inc. and Michael Foods, Inc. dated March 11, 1994 (17)
10.86 **Technology License Agreement by and between SKW Trostberg AG and Michael Foods, Inc. dated March 11, 1994 (17)
10.87 Sixth Amendment to Revolving Loan Agreement between Bank of America Illinois (formerly known as Continental Bank, N.A.), as Agent, and Michael Foods, Inc., dated February 24, 1995
10.88   *Employee Stock Purchase Plan
10.89 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander dated December 31, 1994
10.90 *Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro dated December 31, 1994
10.91 *Employment Agreement between Michael Foods, Inc. and Kevin S. Murphy dated December 31, 1994
10.92 *Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez dated December 31, 1994
10.93 *Employment Agreement between Michael Foods, Inc. and James J. Kohler dated December 31, 1994
10.94 *Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly dated December 31, 1994
10.95 *Employment Agreement between Michael Foods, Inc. and John D. Reedy dated December 31, 1994
10.96 *Resolution adopted by the Board of Directors on April 28, 1994 extending the termination date of the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries for one additional year (18)
10.97 *Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1995
13.1    1994 Annual Report to Stockholders
21.1    Schedule of Michael Foods, Inc. Subsidiaries
23.1    Auditors' Consent - Grant Thornton LLP
27.1    Financial Data Schedule

*       Management Contract or Compensation Plan Arrangement
** Request for confidential treatment has been granted for the redacted portions of these Exhibits

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-12949.
(2) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended March 31, 1988.
(3) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended June 30, 1990.
(4) Incorporated by reference from the Company's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1990.
(5) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1989.
(6) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1987.

(7)     Incorporated by reference to Exhibit 4.6 of the Company's
        Registration Statement on Form S-8 effective November 21, 1989 Registration No. 33-31914.
(8) Incorporated by reference from the Company's Registration Statement on Form S-3 Registration No. 33-40071.
(9) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1990.
(10) Incorporated by reference to Exhibit 10.58 of the Company's Form 8, Amendment No. 1 to Report on Form 10-K for the year ended December 31, 1991.
(11) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1992.
(13) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1992.
(14) Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078.
(15) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076.
(16) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1993.
(17) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1993.
(18) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1994.


FINANCIAL STATEMENTS

The consolidated financial statements of Michael Foods, Inc. and Subsidiaries as of December 31, 1994 and 1993 and for the 3 years ended December 31, 1994 are incorporated by reference to the Company's Annual Report to Stockholders for 1994, which includes the following:



                                                         Page Number
                                                      (in the Company's
                                                       Annual Report to
                                                    Stockholders for 1994)
                                                    ----------------------

Report of Independent Certified Public Accountants          18
Consolidated Balance Sheets                                 10
Consolidated Statements of Operations                       11
Consolidated Statements of Stockholders' Equity             12
Consolidated Statements of Cash Flows                       13
Notes to Consolidated Financial Statements                  14-17


FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants on Schedule

Schedule  II - Valuation and Qualifying Accounts

Michael Foods, Inc. and Subsidiaries

OTHER FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICHAEL FOODS, INC.


Date:  March 31, 1995          By: /s/ Gregg A. Ostrander
                                   ----------------------
                                   Gregg A. Ostrander
                                   (President and Chief Executive Officer)


Date:  March 31, 1995         By:  /s/  John D. Reedy
                                   ------------------
                                   John D. Reedy
                                   (Vice-President-Finance, Treasurer, Chief
                                   Financial Officer and Principal Accounting
                                   Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/  James H. Michael                                  March 31, 1995
---------------------
James H. Michael
(Chairman of the Board)

/s/  Gregg A. Ostrander                                March 31, 1995
-----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/  Miles E. Efron                                    March 31, 1995
-------------------
Miles E. Efron (Director)

/s/  Richard A. Coonrod                                March 31, 1995
-----------------------
Richard A. Coonrod (Director)

/s/  Orville L. Freeman                                March 31, 1995
-----------------------
Orville L. Freeman (Director)

/s/  Arvid C. Knudtson                                 March 31, 1995
----------------------
Arvid C. Knudtson (Director)

/s/  Joseph D. Marshburn                               March 31, 1995
------------------------
Joseph D. Marshburn (Director)

/s/  Jeffrey J. Michael                                March 31, 1995
-----------------------
Jeffrey J. Michael (Director)

/s/  Richard G. Olson                                  March 31, 1995
---------------------
Richard G. Olson (Director)

Report of Independent Certified Public Accountants on Schedule


Board of Directors and Stockholders
Michael Foods, Inc.


In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated February 15, 1995, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                             /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 15, 1995

                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


-------------------------------------------------------------------------------------------------------
       Col. A               Col. B                   Col. C                  Col. D           Col. E
-------------------------------------------------------------------------------------------------------
                                                    Additions
                                             --------------------------
                                                                (2)
                                                (1)          Charges to
                            Balance at       Charged to        Other                         Balance at
                            Beginning        Costs and        Accounts-     Deductions-        End of
     Description            of Period        Expenses         Describe      Describe (a)       Period
-------------------------------------------------------------------------------------------------------
For the Year Ended
 December 31, 1992:

Allowance for
 Doubtful Accounts            $398,000         $380,000           $0         $332,000          $446,000

For the Year Ended
 December 31, 1993:

Allowance for
 Doubtful Accounts            $446,000         $756,000           $0         $319,000          $883,000

For the Year Ended
 December 31, 1994:

Allowance for
 Doubtful Accounts            $883,000         $314,000           $0         $502,000          $695,000

--------------------------------------------------

(a)  Write-offs of accounts deemed uncollectible


EXHIBIT INDEX


Exhibits Number                                                      Page Number


10.87 Sixth Amendment to Revolving Loan Agreement between Bank of America Illinois (formerly known as Continental Bank, N.A.), as Agent, and Michael Foods, Inc., dated February 24, 1995
10.88     *Employee Stock Purchase Plan
10.89 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc., and Gregg A. Ostrander dated December 31, 1994
10.90 *Employment Agreement between Michael Foods, Inc. and Jeffrey M. Shapiro dated December 31, 1994
10.91 *Employment Agreement between Michael Foods, Inc. and Kevin S. Murphy dated December 31, 1994
10.92 *Employment Agreement between Michael Foods, Inc. and Norman A. Rodriguez dated December 31, 1994
10.93 *Employment Agreement between Michael Foods, Inc. and James J. Kohler dated December 31, 1994
10.94 *Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly dated December 31, 1994
10.95 *Employment Agreement between Michael Foods, Inc. and John D. Reedy dated December 31, 1994
10.97 *Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective January 1, 1995
13.1      1994 Annual Report to Stockholders
21.1      Schedule of Michael Foods, Inc. Subsidiaries
23.1      Auditors' Consent - Grant Thornton LLP
27.1      Financial Data Schedule