Form 10-Q
period 1995-03-31
MICHAEL FOODS INC
filed 1995-05-15
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934



For the quarterly period ended               March 31, 1995
                               -----------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    --------------------------------

Commission File Number:  0-15568
                        ----------------------------------------------------

                               MICHAEL FOODS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                           41-1579532
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                                      55416
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


                                 (612) 546-1500
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [X] Yes    [ ]  No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 15, 1995 was 19,332,001 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
                                                                            March 31,        December 31,
ASSETS                                                                         1995               1994
- ------                                                                 --------------      --------------
CURRENT ASSETS
  Cash and cash equivalents                                              $  2,386,000        $  1,641,000
  Accounts receivable, less allowances                                     36,552,000          36,622,000
  Inventories                                                              52,744,000          54,631,000
  Prepaid expenses and other                                                1,503,000           1,091,000
                                                                       --------------      --------------
     Total current assets                                                  93,185,000          93,985,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                                      4,149,000           4,149,000
  Buildings and improvements                                               94,253,000          93,807,000
  Machinery and equipment                                                 188,405,000         182,805,000
                                                                       --------------      --------------
                                                                          286,807,000         280,761,000
  Less accumulated depreciation                                           105,396,000          99,702,000
                                                                       --------------      --------------
                                                                          181,411,000         181,059,000
OTHER ASSETS
  Goodwill, net                                                            47,087,000          47,439,000
  Net assets held for sale                                                  7,624,000           7,761,000
  Other                                                                     7,422,000           6,401,000
                                                                       --------------      --------------
                                                                           62,133,000          61,601,000
                                                                       --------------      --------------
                                                                         $336,729,000        $336,645,000
                                                                       --------------      --------------
                                                                       --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                   $ 11,823,000        $ 11,809,000
  Accounts payable                                                         24,521,000          26,360,000
  Accrued compensation                                                      3,345,000           5,168,000
  Accrued insurance                                                         6,845,000           6,326,000
  Other accrued expenses                                                   13,325,000          10,733,000
                                                                       --------------      --------------
     Total current liabilities                                             59,859,000          60,396,000

LONG-TERM DEBT, less current maturities                                    85,773,000          88,795,000

DEFERRED INCOME TAXES                                                      22,002,000          21,425,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
   none issued                                                                     --                  --
  Common stock, $.01 par value, 25,000,000 shares authorized,
   19,945,913 shares issued at March 31, 1995                                 199,000             199,000
  Additional paid-in capital                                              117,979,000         117,640,000
  Retained earnings                                                        56,528,000          53,801,000
  Treasury stock, 613,912 shares-at cost                                   (5,611,000)         (5,611,000)
                                                                       --------------      --------------

                                                                          169,095,000         166,029,000
                                                                       --------------      --------------
                                                                         $336,729,000        $336,645,000
                                                                       --------------      --------------
                                                                       --------------      --------------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)


- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------
                                                              1995                1994
                                                          ------------        ------------
Net sales                                                 $126,692,000        $121,641,000

Cost of sales                                              106,749,000         104,473,000
                                                          ------------        ------------

   Gross profit                                             19,943,000          17,168,000

Selling, general and administrative expenses                11,803,000           9,855,000
                                                          ------------        ------------

   Operating profit                                          8,140,000           7,313,000

Other (income) expense
   Interest expense                                          2,185,000           2,181,000

   Interest capitalized                                        (20,000)            (69,000)
                                                          ------------        ------------

                                                             2,165,000           2,112,000

   Interest income                                             (27,000)            (10,000)
                                                          ------------        ------------

                                                             2,138,000           2,102,000

    Earnings before income taxes                             6,002,000           5,211,000

Income tax expense                                           2,310,000           2,000,000
                                                          ------------        ------------

    NET EARNINGS                                          $  3,692,000        $  3,211,000
                                                          ------------        ------------
                                                          ------------        ------------

    NET EARNINGS PER SHARE                                        $.19                $.17
                                                          ------------        ------------
                                                          ------------        ------------

    DIVIDENDS PER SHARE                                           $.05                $.05
                                                          ------------        ------------
                                                          ------------        ------------

Weighted average shares outstanding                         19,314,000          19,316,000
                                                          ------------        ------------
                                                          ------------        ------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                                                          1995                 1994
                                                                     -----------         -----------
Net cash provided by (used in) operating activities                  $11,607,000         $  (729,000)

Cash flows used in investing activities:
  Capital expenditures                                                (6,144,000)         (4,715,000)
  Other assets                                                        (1,084,000)           (644,000)
                                                                     -----------         -----------

Net cash used in investing activities                                 (7,228,000)         (5,359,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 339,000                  --
  Proceeds from long-term debt                                        17,403,000          32,900,000
  Payments on long-term debt                                         (20,411,000)        (22,627,000)
  Cash dividends                                                        (965,000)           (966,000)
                                                                     -----------         -----------

Net cash (used in) provided by financing activities                   (3,634,000)          9,307,000
                                                                     -----------         -----------

Net increase in cash and cash equivalents                                745,000           3,219,000

Cash and cash equivalents at beginning of year                         1,641,000             223,000
                                                                     -----------         -----------

Cash and cash equivalents at end of period                           $ 2,386,000         $ 3,442,000
                                                                     -----------         -----------
                                                                     -----------         -----------

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             March 31, 1995 and 1994
                                   (Unaudited)

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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1995 and March 31, 1994 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year.

NOTE B - INVENTORIES

Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in which produced or market. The cost of purchasing and raising flocks to laying maturity is capitalized to inventory, then amortized, assuming no salvage value, over the estimated productive life of each flock. Inventories consist of the following:


                                                March 31,           December 31,
                                                  1995                  1994
                                             -----------            -----------
Work in process and finished goods           $17,628,000            $16,233,000
Raw materials and supplies                    14,518,000             15,327,000
Flocks                                        20,598,000             23,071,000
                                             ------------           -----------
                                             $52,744,000            $54,631,000
                                             ------------           -----------
                                             ------------           -----------

NOTE C - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At March 31, 1995, the Company had $2,400,000 outstanding at the reference rate of 9.0% and $24,000,000 outstanding at an average variable rate of 6.6%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At March 31, 1995, $28,600,000 of this line was unused.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1995 VS THREE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995           1994
                                                     ----           ----
Eggs and Egg Products                                  41%            41%
Refrigerated Distribution                              34             35
Potato Products                                        16             16
Dairy Products                                         13             13
Prepared Foods *                                       --              2
Intercompany Sales                                     (4)            (7)
                                                     ----           ----
          TOTAL                                       100%           100%
                                                     ----           ----
                                                     ----           ----

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995           1994
                                                     ----           ----
Eggs and Egg Products                                  60%            55%
Refrigerated Distribution                              13             14
Potato Products                                        18             22
Dairy Products                                          9              9
Prepared Foods *                                       --             --
                                                     ----           ----
          TOTAL                                       100%           100%
                                                     ----           ----
                                                     ----           ----

* The subsidiary comprising the Prepared Foods Division was liquidated and it's assets sold in late 1994.


The Eggs and Egg Products Division had higher dollar sales and earnings in the period ended March 31, 1995, as compared to the results of the same period in 1994. The shell egg line operated at a loss in both periods. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1995 period than in the 1994 period, offsetting an approximate 8% year-over-year reduction in egg prices as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales were strong in certain value-added egg products, notably Easy Eggs[REGISTERED TRADEMARK] (extended shelf-life liquid whole eggs) and MicroFresh-TM- (frozen omelets, patties and curds), which allowed for divisional margin improvement.

The Refrigerated Distribution Division had flat dollar sales and higher dollar earnings in the period ended March 31, 1995, as compared to the results of the same period in 1994. Unit sales were negatively affected by the incremental sales impact of the Easter holiday falling in the second quarter of 1995 as compared to the first quarter of 1994. Pricing improvements in certain product lines, along with tight expense management, allowed for divisional margin improvement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1995 VS THREE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATIONS, CONT.

The Potato Products Division had higher dollar sales and flat dollar earnings in the period ended March 31, 1995, as compared to the results of the same period in 1994. A competitive environment in the french fry processing industry depressed unit sales and selling prices for frozen potato products, resulting in lower earnings for these particular products.
Strong demand for value-added refrigerated potato products in both foodservice and retail markets pushed unit sales and, therefore, margins higher for these particular products, which offset the french fry weakness.

The Dairy Products Division had higher dollar sales and earnings in the period ended March 31, 1995, as compared to the results of the same period in 1994. Unit sales were strong and were helped by a relatively mild winter, new national account activity and continuing business expansion at a newer production facility in Texas. The unit sales improvement generated economies of scale in production, which resulted in improved margins in the 1995 period.

The improved gross profit margin of the Company for the period ended March 31, 1995, as compared to the results of the same period in 1994, reflected the factors discussed above, particularly the higher unit sales in certain value-added product lines. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins.
Selling, general and administrative expenses increased as a percent of sales in the period ended March 31, 1995, as compared to the results of the same period in 1994, due to factors such as increased staffing, inflation and increased marketing support for certain product lines, particularly the Company's retail refrigerated potato products.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 15% of that division's net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs-Registered Trademark- product line now accounts for approximately 45% of the eggs and egg products division's net sales and were a comparable percent of sales in the first quarter of 1994. The remainder of egg products division sales are derived from the sale of other value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first quarter of 1995 was approximately 8% below first quarter 1994 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

The Company's refrigerated distribution operations derive approximately 70% of that divison's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are generally produced by the eggs and egg products division and are sold on a distribution, or non-commodity, basis by the refrigerated distribution division.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

GENERAL, CONT.

The potato products division now derives approximately one-half of its net sales from the refrigerated potato products line.
The potato products division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on potato products division operating results. The impact of raw material costs within the potato products division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales.

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

CAPITAL RESOURCES AND LIQUIDITY

Acquisitions and capital expenditures have been, and will likely continue to be, a capital requirement. The Company plans to continue to invest in state-of-the-art production facilities to enhance its competitive position, although the annual rate of spending has declined in recent years. Historically, the Company has financed its growth principally from internally generated funds, bank borrowings, issuance of senior debt and the sale of Common Stock. The Company believes that these financing alternatives will continue to meet its anticipated needs.

The Company invested approximately $6,100,000 in capital expenditures during the three months ended March 31, 1995. The Company's 1995 plan calls for approximately $28,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of March 31, 1995, approximately $26,400,000 was borrowed under this line of credit.

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 6, 1995, Schwan's Sales Enterprises, Inc. ("Schwan's") commenced an action against Kohler Mix Specialties, Inc. ("Kohler Mix"), Associated Milk Producers, Inc. ("AMPI") and Cliff Viessman, Inc. ("Viessman") claiming that Kohler Mix and the other defendants were responsible, in whole or in part, for losses sustained by Schwan's arising out of an outbreak of salmonella enteritides linked to ice cream products manufactured and sold by Schwan's.
The action is pending in the District Court for Lyon County, Minnesota. The complaint alleges that ice cream mix supplied by Kohler Mix and AMPI may have been a contributing factor in the salmonella contamination and that Viessman may have transported ice cream mix in contaminated tanker trucks. The complaint seeks recovery of unspecified damages for property damage, loss of business and goodwill, amounts paid to third parties and for costs of a product recall. The Company believes that it has substantial factual and legal defenses to the complaint and that any loss would be covered by insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibit

27.1 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MICHAEL FOODS, INC.
                                -------------------------------------
                                (Registrant)


Date:  May 15, 1995                By:  /s/  Gregg A. Ostrander
                                        -----------------------------
                                        Gregg A. Ostrander
                                        (President and Chief Executive Officer)



Date:  May 15, 1995                By:  /s/  John D. Reedy
                                        ---------------------------------------
                                        John D. Reedy
                                        (Vice President - Finance, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer)