Form 10-Q
period 1995-06-30
MICHAEL FOODS INC
filed 1995-08-11
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1995
                               ------------------------------------------------
                                                or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                ---------   -----------------------------------

Commission File Number:   0-15568
                          -----------------------------------------------------


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

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 14, 1995 was 19,332,001 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
                                            June 30,     December 31,
                                              1995           1994
                                          -------------  -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $   2,454,000   $  1,641,000
  Accounts receivable, less allowances       36,471,000     36,622,000
  Inventories                                50,926,000     54,631,000
  Prepaid expenses and other                  1,625,000      1,091,000
                                          -------------  -------------
     Total current assets                    91,476,000     93,985,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                        4,149,000      4,149,000
  Buildings and improvements                 95,086,000     93,807,000
  Machinery and equipment                   191,854,000    182,805,000
                                          -------------  -------------
                                            291,089,000    280,761,000
  Less accumulated depreciation             110,973,000     99,702,000
                                          -------------  -------------
                                            180,116,000    181,059,000

OTHER ASSETS
  Goodwill, net                              46,734,000     47,439,000
  Net assets held for sale                    7,462,000      7,761,000
  Other                                       7,864,000      6,401,000
                                          -------------  -------------
                                             62,060,000     61,601,000
                                          -------------  -------------
                                           $333,652,000   $336,645,000
                                          -------------  -------------
                                          -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt     $ 11,816,000   $ 11,809,000
  Accounts payable                           26,275,000     26,360,000
  Accrued compensation                        4,066,000      5,168,000
  Accrued insurance                           6,900,000      6,326,000
  Other accrued expenses                     13,422,000     10,733,000
                                          -------------  -------------
     Total current liabilities               62,479,000     60,396,000

LONG-TERM DEBT, less current maturities      76,159,000     88,795,000

DEFERRED INCOME TAXES                        22,662,000     21,425,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    3,000,000 shares authorized, none
    issued                                           --             --
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    19,945,913 shares issued at
    June 30, 1995                               199,000        199,000
  Additional paid-in capital                117,979,000    117,640,000
  Retained earnings                          59,785,000     53,801,000
  Treasury stock, 613,912 shares-at cost     (5,611,000)    (5,611,000)
                                          -------------  -------------
                                            172,352,000    166,029,000
                                          -------------  -------------
                                           $333,652,000   $336,645,000
                                          -------------  -------------
                                          -------------  -------------
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Three Months Ended June 30, (Unaudited)

- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

                                                 1995           1994
                                             -------------  -------------
Net sales                                     $130,872,000  $125,530,000
Cost of sales                                  110,921,000   107,199,000
                                             -------------  -------------

       Gross profit                             19,951,000    18,331,000

Selling, general and administrative expenses    11,122,000    10,177,000
                                             -------------  -------------

       Operating profit                          8,829,000     8,154,000

Other (income) expense
    Interest expense                             2,050,000     2,277,000

    Interest capitalized                           (32,000)     (103,000)
                                             -------------  -------------

                                                 2,018,000     2,174,000

    Interest income                                (52,000)      (13,000)
                                             -------------  -------------

                                                 1,966,000     2,161,000
                                             -------------  -------------

    Earnings before income taxes                 6,863,000     5,993,000

Income tax expense                               2,640,000     2,300,000
                                             -------------  -------------

       NET EARNINGS                           $  4,223,000  $  3,693,000
                                             -------------  -------------
                                             -------------  -------------

       NET EARNINGS PER SHARE                 $        .22  $        .19
                                             -------------  -------------
                                             -------------  -------------

       DIVIDENDS PER SHARE                    $       .05   $        .05
                                             -------------  -------------
                                             -------------  -------------

Weighted average shares outstanding            19,332,000     19,316,000
                                             -------------  -------------
                                             -------------  -------------
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

            MICHAEL FOODS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            Six Months Ended June 30, (Unaudited)

- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                                                    1995          1994
                                               -------------  ------------
Net sales                                       $257,564,000  $247,171,000

Cost of sales                                    217,670,000   211,672,000
                                                ------------  ------------

       Gross profit                               39,894,000    35,499,000

Selling, general and administrative expenses      22,925,000    20,032,000
                                                ------------  ------------

       Operating profit                           16,969,000    15,467,000

Other (income) expense
    Interest expense                               4,235,000     4,458,000

    Interest capitalized                             (52,000)     (172,000)
                                                ------------  ------------

                                                   4,183,000     4,286,000

    Interest income                                  (79,000)      (23,000)
                                                ------------  ------------

                                                   4,104,000     4,263,000
                                                ------------  ------------

       Earnings before income taxes               12,865,000    11,204,000

Income tax expense                                 4,950,000     4,300,000
                                                ------------  ------------

       NET EARNINGS                             $  7,915,000   $ 6,904,000
                                                ------------  ------------
                                                ------------  ------------

       NET EARNINGS PER SHARE                   $        .41  $        .36
                                                ------------  ------------
                                                ------------  ------------

       DIVIDENDS PER SHARE                      $        .10  $        .10
                                                ------------  ------------
                                                ------------  ------------

Weighted average shares outstanding               19,323,000    19,316,000
                                                ------------  ------------
                                                ------------  ------------
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                         1995           1994
                                                     ------------   -----------
Net cash provided by operating activities             $27,241,000   $13,590,000

Cash flows from investing activities:
  Capital expenditures                                (10,637,000)   (9,892,000)
  Net assets held for sale                                (34,000)    1,635,000
  Other assets                                         (1,535,000)   (1,335,000)
                                                      ------------  ------------

Net cash used in investing activities                 (12,206,000)   (9,592,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  339,000            --
  Proceeds from long-term debt                         28,103,000    49,800,000
  Payments on long-term debt                          (40,732,000)  (49,451,000)
  Cash dividends                                       (1,932,000)   (1,932,000)
                                                      ------------  ------------

Net cash used in financing activities                 (14,222,000)   (1,583,000)
                                                      ------------  ------------

Net increase in cash and cash equivalents                 813,000     2,415,000

Cash and cash equivalents at beginning of year          1,641,000       223,000
                                                      ------------  ------------

Cash and cash equivalents at end of period            $ 2,454,000   $ 2,638,000
                                                      ------------  ------------
                                                      ------------  ------------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

            MICHAEL FOODS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   June 30, 1995 and 1994
                         (Unaudited)

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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1995 and June 30, 1994 each include
thirteen weeks of operations.   For clarity of presentation, the  Company has
described all periods presented as if the quarter ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six month periods ended June 30, 1995 and 1994, and cash flows for the six month periods ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year.

NOTE B - INVENTORIES
Inventories other than raw potatoes and potato products are stated at the lower of cost (determined on a first-in, first- out basis) or market. Raw potatoes and potato products are stated at the lower of average cost for the year in
which produced or market.   The cost of purchasing and raising flocks to laying
maturity is capitalized to inventory, then amortized, assuming no salvage value, over the estimated productive life of each flock. Inventories consist of the following:


                                       June 30,        December 31,
                                         1995             1994
                                       --------       ------------
Work in process and finished goods   $19,668,000       $16,233,000
Raw materials and supplies            11,378,000        15,327,000
Flocks                                19,880,000        23,071,000
                                     -----------      ------------
                                     $50,926,000       $54,631,000
                                     -----------      ------------
                                     -----------      ------------


NOTE C - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At June 30, 1995, the Company had $900,000 outstanding at the reference rate of 9.0% and $19,000,000 outstanding at an average variable rate of 6.3%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar
to the covenants contained in the Company's senior promissory notes.   At June
30, 1995, $35,100,000 of this line was unused.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1995 VS THREE MONTHS ENDED JUNE 30, 1994
RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1995        1994
                                          ----        ----
Eggs and Egg Products                      39%         41%
Refrigerated Distribution                  33          29
Potato Products                            16          15
Dairy Products                             17          18
Prepared Foods *                           --           2
Intercompany Sales                         (5)         (5)
                                           ---         ---
          TOTAL                           100%        100%
                                          ----        ----
                                          ----        ----


The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:



                                     Three Months Ended June 30,
                                     ---------------------------
                                         1995        1994
                                        ------      ------
Eggs and Egg Products                     41%         32%
Refrigerated Distribution                 15           8
Potato Products                           22          33
Dairy Products                            22          25
Prepared Foods *                          --           2
                                         ----        ----
          TOTAL                          100%        100%
                                         ----        ----
                                         ----        ----

* The assets of the subsidiary comprising the Prepared Foods Division were sold in late 1994.

The Eggs and Egg Products Division had flat dollar sales and higher dollar earnings in the period ended June 30, 1995, as compared to the results of the same period in 1994. The shell egg line operated at a loss in both periods. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1995 period than in the 1994 period, somewhat offsetting weak egg prices, which were approximately flat year-over-year as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs-registered trademark- (extended shelf-life liquid whole eggs) and MicroFresh-TM- (frozen omelets, patties and curds), which helped produce a divisional profit improvement.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended June 30, 1995, as compared to the results of the same period in 1994. Unit sales

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (continued)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1995 VS THREE MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATIONS, CONT.

increased significantly and benefited somewhat from the impact of the Easter holiday falling in the second quarter of 1995 as compared to the first quarter of 1994. The combination of strong volume growth, pricing improvements in certain product lines and tight expense management allowed for divisional profit improvement.

The Potato Products Division had higher dollar sales and lower dollar earnings in the period ended June 30, 1995, as compared to the results of the same period in 1994. A very competitive environment in the french fry processing industry depressed unit sales and selling prices for frozen potato products. Additionally, certain varieties of potatoes held in storage since the last harvest offered below normal processing yields.
These factors depressed french fry profits. Strong demand for value-added refrigerated potato products in both foodservice and retail markets resulted in sharply higher sales for these products, providing a partial offset to the french fry weakness. However, these products were also affected by the raw material/processing yield issues discussed above.

The Dairy Products Division had flat dollar sales and dollar earnings in the period ended June 30, 1995, as compared to the strong results of the same period in 1994. Unit sales increased somewhat due to favorable summer weather and incremental national account activity.

The improved gross profit margin of the Company for the three month period ended June 30, 1995, as compared to the results of the same period in 1994, reflected the factors discussed above, particularly the higher unit sales in certain value-added product lines. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. Selling, general and administrative expenses increased as a percent of sales in the three month period ended June 30, 1995, as compared to the results of the same period in 1994, due to factors such as increased staffing, inflation and increased marketing support for certain product lines, particularly the Company's retail refrigerated potato products.

SIX  MONTHS ENDED JUNE 30, 1995 VS SIX MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                      Six Months Ended June 30,
                                      -------------------------
                                          1995        1994
                                          ----        ----
Eggs and Egg Products                      41%         41%
Refrigerated Distribution                  33          32
Potato Products                            16          16
Dairy Products                             15          15
Prepared Foods *                           --           2
Intercompany Sales                         (5)         (6)
                                          ----        ----
          TOTAL                           100%        100%
                                          ----        ----
                                          ----        ----

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1995 VS SIX MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATIONS, CONT.

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                                   Six Months Ended June 30,
                                   -------------------------
                                        1995        1994
                                        ----        ----
Eggs and Egg Products                    45%         38%
Refrigerated Distribution                14          11
Potato Products                          24          32
Dairy Products                           17          19
Prepared Foods *                         --           0
                                        ----        ----
     TOTAL                              100%        100%
                                        ----        ----
                                        ----        ----

* The assets of the subsidiary comprising the Prepared Foods Division were sold in late 1994.


The Eggs and Egg Products Division had higher dollar sales and higher dollar earnings in the six months ended June 30, 1995, as compared to the results of the same period in 1994. The shell egg line operated at a loss in both periods. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1995 period than in the 1994 period, somewhat offsetting weak egg prices, which were approximately 4% lower in the first six months of 1995 as compared to the same period in 1994 as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs-registered trademark- (extended shelf-life liquid whole eggs) and MicroFresh-TM- (frozen omelets, patties and curds), which helped produce a divisional profit improvement.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the six months ended June 30, 1995, as compared to the results of the same period in 1994. Unit sales increased compared to the levels of the first six months of 1994. The combination of volume growth, pricing improvements in certain product lines and tight expense management allowed for divisional profit improvement.

The Potato Products Division had higher dollar sales and lower dollar earnings in the six months ended June 30, 1995, as compared to the results of the same period in 1994. The competitive environment in the french fry processing industry depressed unit sales and selling prices for frozen potato products. Additionally, certain varieties of potatoes held in storage since the last harvest offered below normal processing yields. These factors depressed french fry margins. Strong demand for value-added refrigerated potato products in both foodservice and retail markets resulted in sharply higher sales for these products, providing a partial offset to the french fry weakness. However, these products were also affected by the raw material/processing yield issues discussed above.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the six months ended June 30, 1995, as compared to the results of the same period in 1994. Unit sales increased due to favorable weather, strong results from a newer facility in Texas and new national account activity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The improved gross profit margin of the Company for the six month period ended June 30, 1995, as compared to the results of the same period in 1994, reflected the factors previously discussed, particularly the higher unit sales in certain value-added product lines. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. Selling, general and administrative expenses increased as a percent of sales in the six month period ended June 30, 1995, as compared to the results of the same period in 1994, due to factors such as increased staffing, inflation and increased marketing support for certain product lines, particularly the Company's retail refrigerated potato products.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 15% of that division's net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs-registered trademark- product line now accounts for approximately 45% of the eggs and egg products division's net sales and were a comparable percent of sales in the first half of 1994. The remainder of egg products division sales are derived from the sale of other value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first half of 1995 was approximately 4% below first half 1994 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

The Company's refrigerated distribution operations derive approximately 70% of that division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are generally produced by the eggs and egg products division and are sold on a distribution, or non-commodity, basis by the refrigerated distribution division.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

The Company invested approximately $10,600,000 in capital expenditures during the six months ended June 30, 1995. The Company's 1995 plan calls for approximately $29,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of June 30, 1995, approximately $19,900,000 was borrowed under this line of credit.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1995 Annual Meeting of Stockholders of Michael Foods, Inc. was held on April 27, 1995. The items voted upon and the results of the vote follow:

1. The election of nine persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                   For        Withhold Authority
                                   ---        ------------------
Richard A. Coonrod              17,795,918          94,033
Miles E. Efron                  17,513,318         376,633
Orville L. Freeman              17,762,094         127,857
Arvid C. Knudtson               17,794,768          95,183
Joseph D. Marshburn             17,784,953         104,998
James H. Michael                17,529,718         360,233
Jeffrey J. Michael              17,515,268         374,683
Richard G. Olson                17,503,013         386,938
Gregg A. Ostrander              17,515,408         374,543


2. Proposal to approve the appointment of Grant Thornton as independent auditors for 1995:

      For            Against          Abstain
      ---            -------          -------
  17,853,058         21,361           15,532


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.98 Resolution adopted by the Board of Directors on July 27, 1995, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and subsidiaries and extending its termination date for one additional year.

27.1    Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICHAEL FOODS, INC.
                                 -----------------------------------------------
                                 (Registrant)


Date:  August 11, 1995              By: /s/  Gregg A. Ostrander
                                        ---------------------------------------
                                        Gregg A. Ostrander
                                        (President and Chief Executive Officer)


Date:  August 11, 1995              By: /s/  John D. Reedy
                                        ---------------------------------------
                                        John D. Reedy
                                        (Vice President -
                                        Finance, Treasurer,
                                        Chief Financial Officer
                                        and Principal
                                        Accounting Officer)