Form 10-Q
period 1995-09-30
MICHAEL FOODS INC
filed 1995-11-14
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended                  September 30, 1995
                              --------------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________ to ____________________________________


Commission File Number:   0-15568
                       ---------------------------------------------------------


                               MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                        41-1579532
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                             55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)



                                 (612) 546-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [ X ]Yes  [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 13, 1995 was 19,332,001 shares.

PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                                                                   September 30,        December 31,
ASSETS                                                                  1995                 1994
------                                                            --------------      --------------
CURRENT ASSETS
  Cash and cash equivalents                                       $    2,287,000      $    1,641,000
  Accounts receivable, less allowances                                39,893,000          36,622,000
  Inventories                                                         51,401,000          54,631,000
  Prepaid expenses and other                                           2,310,000           1,091,000
                                                                  --------------      --------------
     Total current assets                                             95,891,000          93,985,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                                 4,149,000           4,149,000
  Buildings and improvements                                          95,853,000          93,807,000
  Machinery and equipment                                            197,462,000         182,805,000
                                                                  --------------      --------------
                                                                     297,464,000         280,761,000
  Less accumulated depreciation                                      116,609,000          99,702,000
                                                                  --------------      --------------
                                                                     180,855,000         181,059,000
OTHER ASSETS
  Goodwill, net                                                       46,382,000          47,439,000
  Net assets held for sale                                             6,808,000           7,761,000
  Other                                                                8,604,000           6,401,000
                                                                  --------------      --------------
                                                                      61,794,000          61,601,000
                                                                  --------------      --------------
                                                                    $338,540,000        $336,645,000
                                                                  --------------      --------------
                                                                  --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                             $  11,812,000       $  11,809,000
  Accounts payable                                                    31,176,000          26,360,000
  Accrued compensation                                                 4,253,000           5,168,000
  Accrued insurance                                                    6,717,000           6,326,000
  Other accrued expenses                                              15,091,000          10,733,000
                                                                  --------------      --------------
     Total current liabilities                                        69,049,000          60,396,000

LONG-TERM DEBT, less current maturities                               70,552,000          88,795,000

DEFERRED INCOME TAXES                                                 23,325,000          21,425,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
   none issued                                                                --                  --
  Common stock, $.01 par value, 25,000,000 shares authorized, shares issued 19,945,913 at September 30, 1995 and 19,915,489
   at December 31, 1994                                                  199,000             199,000
  Additional paid-in capital                                         117,979,000         117,640,000
  Retained earnings                                                   63,047,000          53,801,000
  Treasury stock, 613,912 shares-at cost                              (5,611,000)         (5,611,000)
                                                                  --------------      --------------
                                                                     175,614,000         166,029,000
                                                                  --------------      --------------
                                                                    $338,540,000        $336,645,000
                                                                  --------------      --------------
                                                                  --------------      --------------
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                            Three Months Ended September 30, (Unaudited)

------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------



                                                                        1995                1994
                                                                   --------------      --------------
Net sales                                                          $ 136,257,000       $ 127,878,000

Cost of sales                                                        116,243,000         109,555,000
                                                                  ---------------     ---------------
       Gross profit                                                   20,014,000          18,323,000

Selling, general and administrative expenses                          11,367,000          10,279,000
                                                                  ---------------     ---------------

       Operating profit                                                8,647,000           8,044,000

Other (income) expense
    Interest expense                                                   1,841,000           2,177,000

    Interest capitalized                                                 (61,000)            (66,000)
                                                                  ---------------     ---------------

                                                                       1,780,000            2,111,00

    Interest income                                                      (12,000)             (7,000)
                                                                  ---------------     ---------------

                                                                       1,768,000           2,104,000
                                                                  ---------------     ---------------

       Earnings before income taxes                                    6,879,000           5,940,000

Income tax expense                                                     2,650,000           2,300,000
                                                                  ---------------     ---------------

       NET EARNINGS                                               $    4,229,000      $    3,640,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

       NET EARNINGS PER SHARE                                     $          .22      $          .19
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

       DIVIDENDS PER SHARE                                        $          .05      $          .05
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

Weighted average shares outstanding                                   19,332,000          19,316,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------



------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.



                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             Nine Months Ended September 30, (Unaudited)



------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


                                                                       1995                1994
                                                                  ---------------     ---------------
Net sales                                                         $  393,821,000      $  375,049,000

Cost of sales                                                        333,913,000         321,227,000
                                                                  ---------------     ---------------

       Gross profit                                                   59,908,000          53,822,000

Selling, general and administrative expenses                          34,292,000          30,311,000
                                                                  ---------------     ---------------

       Operating profit                                               25,616,000          23,511,000

Other (income) expense
    Interest expense                                                   6,076,000           6,635,000

    Interest capitalized                                                (113,000)           (238,000)
                                                                  ---------------     ---------------

                                                                       5,963,000           6,397,000

    Interest income                                                      (91,000)            (30,000)
                                                                  ---------------     ---------------

                                                                       5,872,000           6,367,000
                                                                  ---------------     ---------------

       Earnings before income taxes                                   19,744,000          17,144,000

Income tax expense                                                     7,600,000           6,600,000
                                                                  ---------------     ---------------

       NET EARNINGS                                               $   12,144,000      $   10,544,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

       NET EARNINGS PER SHARE                                     $          .63      $          .55
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

       DIVIDENDS PER SHARE                                        $          .15      $          .15
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

Weighted average shares outstanding                                   19,326,000          19,316,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------


------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.


                                                MICHAEL FOODS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Nine Months Ended September 30, (Unaudited)




------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                                                                       1995                 1994
                                                                  ---------------     ---------------
Net cash provided by operating activities                         $   40,588,000      $   30,833,000
Cash flows from investing activities:
  Capital expenditures                                               (17,275,000)        (17,092,000)
  Net assets held for sale                                               453,000           1,605,000
  Other assets                                                        (2,321,000)         (1,812,000)
                                                                  ---------------     ---------------

Net cash used in investing activities                                (19,143,000)        (17,299,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 339,000                  --
  Proceeds from long-term debt                                        51,503,000          67,700,000
  Payments on long-term debt                                         (69,743,000)        (74,607,000)
  Cash dividends                                                      (2,898,000)         (2,898,000)
                                                                  ---------------     ---------------

Net cash used in financing activities                                (20,799,000)         (9,805,000)
                                                                  ---------------     ---------------

Net increase in cash and cash equivalents                                646,000           3,729,000

Cash and cash equivalents at beginning of year                         1,641,000             223,000
                                                                  ---------------     ---------------

Cash and cash equivalents at end of period                        $    2,287,000      $    3,952,000
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.


                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           September 30, 1995 and 1994
                                   (Unaudited)

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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1995 and September 30, 1994 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and cash flows for the nine month periods ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year.

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

                                           September 30,     December 31,
                                               1995              1994
                                           ------------      ------------
Work in process and finished goods         $ 19,345,000      $ 16,233,000
Raw materials and supplies                   12,823,000        15,327,000
Flocks                                       19,233,000        23,071,000
                                           ------------      ------------
                                           $ 51,401,000      $ 54,631,000
                                           ------------      ------------
                                           ------------      ------------

NOTE C - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At September 30, 1995, the Company had $5,400,000 outstanding at the reference rate of 8.75% and $9,000,000 outstanding at an average variable rate of 6.1%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At September 30, 1995, $40,600,000 of this line was unused.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS THREE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                                           Three Months Ended September 30,
                                           --------------------------------
                                               1995                1994
                                               ----                ----
Eggs and Egg Products                           42%                 40%
Refrigerated Distribution                       32                  31
Potato Products                                 16                  15
Dairy Products                                  15                  17
Prepared Foods *                                --                   2
Intercompany Sales                              (5)                 (5)
                                               ----                ----
          TOTAL                                100%                100%
                                               ----                ----
                                               ----                ----


The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                                           Three Months Ended September 30,
                                           --------------------------------
                                               1995                1994
                                               ----                ----
Eggs and Egg Products                           61%                 43%
Refrigerated Distribution                       15                  14
Potato Products                                  6                  24
Dairy Products                                  18                  21
Prepared Foods *                                --                  (2)
                                               ----                ----
          TOTAL                                100%                100%
                                               ----                ----
                                               ----                ----


* The assets of the subsidiary comprising the Prepared Foods Division were sold in late 1994.


The Eggs and Egg Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1995, as compared to the results of the same period in 1994. The shell egg category operated at a loss in both periods. Profitability expanded for certain egg products. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1995 period than in the 1994 period. Additionally, egg prices were approximately 12% higher year-over-year as reported by Urner Barry Publications
- a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs-Registered Trademark- (extended shelf-life liquid whole eggs) and MicroFresh-TM- (frozen omelets, patties and curds), which helped produce a divisional profit improvement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 1995 VS THREE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS, CONT.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1995, as compared to the results of the same period in 1994. Unit sales rose slightly. Profit margins expanded mainly as a result of improved pricing in certain lines, improved distribution efficiencies and effective expense control.

The Potato Products Division had higher dollar sales and lower dollar earnings in the period ended September 30, 1995, as compared to the results of the same period in 1994. A competitive environment in the french fry processing industry depressed selling prices for frozen potato products. Additionally, certain varieties of potatoes held in storage since the last harvest offered below normal processing yields. These factors caused french fry losses. Strong demand for value-added refrigerated potato products in both foodservice and retail markets resulted in sharply higher sales for these products, offsetting the french fry weakness. However, margins for these products were also affected by the raw material/processing yield issues discussed above. Processing yields improved somewhat upon receipt of new crop potatoes later in the quarter.

The Dairy Products Division had flat dollar sales and flat dollar earnings in the period ended September 30, 1995, as compared to the strong results of the same period in 1994. Unit sales were flat overall, with an increase in core UHT dairy mixes offsetting declines in certain other product lines. Pricing and operating costs were relatively stable year-over-year.


The improved gross profit margin of the Company for the three month period ended September 30, 1995, as compared to the results of the same period in 1994, reflected the factors discussed above, particularly the higher unit sales in certain value-added product lines. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. Selling, general and administrative expenses increased as a percent of sales in the three month period ended September 30, 1995, as compared to the results of the same period in 1994, due to factors such as increased staffing, inflation and increased marketing support for certain product lines, particularly the Company's retail refrigerated potato products.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS NINE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                                            Nine Months Ended September 30,
                                            -------------------------------
                                               1995                1994
                                               ----                ----
Eggs and Egg Products                           41%                 41%
Refrigerated Distribution                       33                  32
Potato Products                                 16                  15
Dairy Products                                  15                  16
Prepared Foods *                                --                   2
Intercompany Sales                              (5)                 (6)
                                               ----                ----
          TOTAL                                100%                100%
                                               ----                ----
                                               ----                ----

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                                            Nine Months Ended September 30,
                                            -------------------------------
                                               1995                1994
                                               ----                ----
Eggs and Egg Products                           57%                 46%
Refrigerated Distribution                       15                  12
Potato Products                                 13                  24
Dairy Products                                  15                  18
Prepared Foods *                                --                   0
                                               ----                ----
          TOTAL                                100%                100%
                                               ----                ----
                                               ----                ----

* The assets of the subsidiary comprising the Prepared Foods Division were sold in late 1994.

The Eggs and Egg Products Division had higher dollar sales and higher dollar earnings in the nine months ended September 30, 1995, as compared to the results of the same period in 1994. The shell egg category operated at a loss in both periods. Profitability expanded for certain egg products. Feed costs, which represent roughly two-thirds of the cost of producing an egg, were lower in the 1995 period than in the 1994 period. Egg prices were approximately flat in the first nine months of 1995 as compared to the same period in 1994 as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs-Registered Trademark- and MicroFresh-TM-, which helped produce a divisional profit improvement.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the nine months ended September 30, 1995, as compared to the results of the same period in 1994. Unit sales increased compared to the levels of the first nine months of 1994. The combination of volume growth, pricing improvements in certain product lines and effective expense control allowed for divisional profit improvement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS, CONT.

The Potato Products Division had higher dollar sales and lower dollar earnings in the nine months ended September 30, 1995, as compared to the results of the same period in 1994. A competitive environment in the french fry processing industry depressed unit sales and selling prices for frozen potato products. Additionally, certain varieties of potatoes held in storage since the last harvest offered below normal processing yields. These factors depressed french fry margins. Strong demand for value-added refrigerated potato products in both foodservice and retail markets resulted in sharply higher sales for these products, offsetting the french fry weakness. However, these products were also affected by the raw material/processing yield issues.

The Dairy Products Division had flat dollar sales and flat dollar earnings in the nine months ended September 30, 1995, as compared to the results of the same period in 1994. Unit sales were flat overall, with an increase in core UHT dairy mixes offsetting declines in certain other product lines. Pricing and operating costs were relatively stable year-over-year.

The improved gross profit margin of the Company for the nine month period ended September 30, 1995, as compared to the results of the same period in 1994, reflected the factors previously discussed, particularly the higher unit sales in certain value-added product lines. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. Selling, general and administrative expenses increased as a percent of sales in the nine month period ended September 30, 1995, as compared to the results of the same period in 1994, due to factors such as increased staffing, inflation and increased marketing support for certain product lines, particularly the Company's retail refrigerated potato products.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 15% of that division's net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs-Registered Trademark- product line now accounts for approximately 45% of the Eggs and Egg Products Division's net sales and was a comparable percent of sales in the first nine months of 1994. The remainder of divisional sales are derived from the sale of other value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first nine months of 1995 was approximately flat with 1994 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

The Company's Refrigerated Distribution Division derives approximately 70% of its net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of divisional sales are from shell eggs, which are generally produced by the Eggs and Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division. The Potato Products Division now derives approximately one-half of its net sales from the refrigerated potato products line. The division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

GENERAL, CONT.

The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the division's earnings are not typically affected by raw ingredient price fluctuations.

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

The Company invested approximately $17,275,000 in capital expenditures during the nine months ended September 30, 1995. The Company's 1995 plan calls for approximately $28,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of September 30, 1995, approximately $14,400,000 was borrowed under this line of credit.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 1, 1995 the Company, North Carolina State University and Sunny Fresh Foods, Inc. agreed to dismiss without prejudice the action pending in the United States District Court for the District of Minnesota, which is more completely described in Item 3 of the Company's Form 10-K for the year ended December 31, 1994. The dismissal was without prejudice to the right of any party to recommence the litigation after completion of reexamination and reissue proceedings pending at the United States Patent and Trademark Office relating to the patents for ultrapasteurizing liquid whole eggs which are licensed by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

27.1 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MICHAEL FOODS, INC.
                                  ----------------------------------------------
                                   (Registrant)



Date:  November 13, 1995              By: /s/ Gregg A. Ostrander
                                         ---------------------------------------
                                           Gregg A. Ostrander
                                         (President and Chief Executive Officer)



Date:  November 13, 1995              By: /s/ John D. Reedy
                                         ---------------------------------------
                                           John D. Reedy
                                         (Vice President - Finance, Treasurer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)