Form 10-K405
period 1995-12-31
MICHAEL FOODS INC
filed 1996-03-15
CIK 811930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended                   December 31, 1995
                          ---------------------------------------------------
Commission file number                           0-15568
                          ---------------------------------------------------

                              MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                           41-1579532
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota                                       55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (612) 546-1500
                                                  -------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 16, 1996 was approximately $124,000,000 based on the last price of such stock as reported by the Nasdaq National Market.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 16, 1996, was 19,332,001 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(2), the responses to Items 5, 6, 7 and 8 of
Part II of this report are incorporated herein by reference to the Company's Annual Report to Stockholders for 1995.

Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders expected to be held on June 4, 1996, which forms part of the Registration Statement of North Star Universal, Inc. on Form S-4 to be filed with the Securities and Exchange Commission on or about March 21, 1996 or, in any event, before April 29, 1996.


PART I

ITEM 1 - BUSINESS

GENERAL

Michael Foods, Inc. (the "Company") is a diversified producer and distributor of food products operating in four basic areas - egg products, distribution of refrigerated grocery products, potato products and dairy products. The Company, through its egg products division, is one of the largest producers, processors and distributors of shell eggs, extended shelf-life liquid eggs and dried, hard-cooked and frozen egg products in the United States. The refrigerated distribution division distributes a broad line of refrigerated grocery products directly to supermarkets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The potato products division processes and distributes refrigerated and frozen potato products for foodservice and retail markets throughout the United States. The dairy products division processes and distributes soft serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk and specialty dairy products to fast food businesses and other foodservice outlets, independent retailers, ice cream manufacturers and others.

The strategic thrust of the Company is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is "value-added", whether that be in the product, the distribution channel or in the service provided to customers.

EGG PRODUCTS

M. G. Waldbaum Company ("Waldbaum") is a producer, processor and distributor of numerous egg products and shell eggs. Principal value-added egg products are ultrapasteurized "Easy Eggs(R)", which is a proprietary extended shelf-life and salmonella-negative (pursuant to United States Department of Agriculture ("USDA") regulations) liquid egg product, hard-cooked eggs, and Simply Eggs(R) Brand Liquid Scrambled Egg Mix. Other egg products include frozen and dried egg whites, yolks and whole eggs, pre-cooked frozen egg patties and omelets, and frozen breakfast entrees.

Management believes that Waldbaum is the second largest egg producer in the United States. Waldbaum is the largest supplier of ultrapasteurized whole eggs and hard-cooked eggs in the United States and is a leading supplier of dried, frozen and liquid refrigerated whole eggs, whites and yolks. Waldbaum distributes its egg products to food processors and foodservice customers primarily throughout the United States and has some international sales in the Far East, Europe and South America. Easy Eggs(R) and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. Most of Waldbaum's shell eggs are sold to the

Company's refrigerated distribution division, Crystal Farms Refrigerated Distribution Company, which, in turn, distributes them throughout its 23 state territory.

Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices, in turn, are significantly influenced by shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods. In general, egg market pricing in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations ("Urner Barry"), a recognized publication. Prices for certain of the Company's products are affected by these factors, particularly shell eggs. The Company has endeavored to moderate these effects primarily through a continuing emphasis on value-added products and internal production of shell eggs. In 1995, the Company's egg operations derived approximately 16% of net sales from shell eggs, with the remaining 84% derived from the sales of value-added egg products. In 1995, approximately 85% of the Company's egg needs were satisfied by production from Company-owned hens, with the balance purchased on the spot market.

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

REFRIGERATED DISTRIBUTION

Over the past 20 years, Crystal Farms Refrigerated Distribution Company ("Crystal Farms") has augmented its shell egg distribution business by delivering a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. Crystal Farms believes that its strategy of offering quality branded products, many of which are sold under the Crystal Farms name as a lower-priced alternative to national brands, has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or other divisions of the Company, to Crystal Farms' specifications. Cheese accounts for approximately 54% of Crystal Farms' annual sales. Crystal Farms operates a cheese packaging facility in Lake Mills, Wisconsin, which allows for the cutting and wrapping of various cheese products for its Crystal Farms brand cheese business and for private label customers.

Crystal Farms has expanded its market area both directly and through the use of independent egg producers as distributors. Whereas Crystal Farms' market area covered only seven states in 1987, it now includes 23 states primarily in the Midwest and Southwest. Retail locations served by Crystal Farms number over 1,500. In 1995, sales to the warehouse operations of SUPERVALU, INC., and to SUPERVALU owned and franchised formats, including Cub Foods, were approximately 35% of Crystal Farms' net sales. Crystal Farms maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key trade areas.

POTATO PRODUCTS

Potato products are produced and sold by Northern Star Co. ("Northern Star"), Drallos Potato Co., Inc. ("Drallos") and Farm Fresh Foods, Inc. ("Farm Fresh"). The potato products division processes and sells frozen potato products, primarily french fries, and refrigerated potato products to both foodservice and retail markets. Refrigerated products consist of a line of hash brown, mashed, and specialty potato products. In 1995, approximately 17% of the potato products division's net sales were to the retail trade, with the balance to foodservice. Refrigerated potato products accounted for approximately 60% of divisional net sales in 1995. The potato products division typically purchases approximately 80%-90% of its annual potato requirements from contract producers, of which a large majority are grown on irrigated land. The balance of potato requirements are purchased on the spot market.

The potato products division maintains storage facilities in North Dakota, Wisconsin and Minnesota. Processing and refrigerated/frozen warehouse facilities are located principally in Minnesota, with smaller facilities in California and Michigan. The potato products division maintains a high percentage of its contracted supply from irrigated fields, as well as maintaining geographic diversification of its sources. However, weather remains an important factor in determining raw potato prices and quality. Small variations in the purchase price and/or quality of potatoes can have a significant effect on the potato products division's operating results.

DAIRY PRODUCTS

Through Kohler Mix Specialties, Inc. ("Kohler"), the Company processes and sells soft serve mix, ice cream mix, frozen yogurt mix, milk and specialty dairy products, many of which are ultra-high temperature ("UHT") pasteurized
products.   Kohler sells its products through-out much of the central United
States from facilities in Minnesota and Texas.

Kohler's UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as whipping cream, half and half and cordials. Many of Kohler's products have an extended shelf life of up to ninety days, thus extending the trade territory which can be effectively served by Kohler to include most of the United States.

Kohler soft serve, frozen yogurt and ice cream mixes are made to customer's specifications. Currently, Kohler produces approximately 65 different formulations. Kohler believes that the customization of high quality products and high customer service levels are critical to their business.

Kohler has approximately 600 customers, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. Kohler has a significant customer who is an ice cream manufacturer. However, sales to this customer represent less than 5% of the consolidated sales of the Company. In 1995, most of Kohler's net sales were generated from customers who purchased products on a cost-plus basis.
This includes sales to most of the large fast food chains operating in its market area. Sales of soft serve, shake, and ice cream mixes are more seasonal than the Company's other products, with higher sales volume occurring between May and September. The addition of other specialty dairy products in recent years has somewhat offset this seasonality.

MARKETING AND CUSTOMER SERVICE

Each of the Company's four divisions has developed a marketing strategy which emphasizes high quality products and customer service. In 1992, a group (Michael Foods Sales) was formed to sell various products nationally to foodservice and industrial customers. From 1992 - 1994 Michael Foods Sales handled egg products, principally Easy Eggs(R), hard-cooked eggs, frozen egg patties, and Simply Eggs(R) Brand Liquid Scrambled Egg Mix, as well as refrigerated and frozen potato products. In 1995 the Kohler sales staff was consolidated into Michael Foods Sales. Additionally, during 1995 the Company tested sales of refrigerated pasta and pasta sauces in the foodservice market
under a marketing and distribution agreement with Romance Foods Co.   The
agreement was terminated in late 1995 and the test ended.

The sales group is supported by a centralized order entry and customer service staff. Additionally, Waldbaum maintains a small sales group in Wakefield, Nebraska, which handles shell egg sales and certain egg product sales. Shell eggs are sold mainly to Crystal Farms. Customers for egg products include food manufacturers and foodservice businesses. Crystal Farms sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. In-store and co-op advertising programs are utilized with grocers on a market-by-market basis.

ACQUISITIONS

There were no acquisitions in 1992, 1993 or 1994. In late 1995 the institutional refrigerated potato products line of Interstate Food Processing Corp. was acquired. This asset purchase was made for cash and included a customer list, processing equipment, goodwill and certain other assets. Additionally, Interstate Food Processing Corp. agreed to produce products for the Company, for an unspecified amount of time, at its plant in Maine under a contract packing arrangement. The acquisition is expected to add 15% - 18% to the potato products division's annual foodservice refrigerated potato product sales, but no material earnings impact is expected in 1996.

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

The Company and the patent holder have initiated litigation against several processors of competing liquid egg products, claiming infringement of the original and subsequent related process patents with respect to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the middle district of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed the patent. In another action, against Papetti's Hygrade Egg Products, Inc., the United States District Court for the District of New Jersey found in 1992 and 1993 that the defendant had infringed the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1995 and early 1996 there were other developments regarding the patentability of the claims under the patents. See Item 3 "Legal Proceedings."

TRADENAMES

Waldbaum markets its products using several tradenames including "Logan
Valley", "Wakefield", "Sunny Side Up(R)", "Michael Foods", "Deep Chill", "MicroFresh(TM)" and "MGW". Ultrapasteurized liquid eggs are marketed using the "Easy Eggs(R)" tradename. The Company's liquid scrambled egg mix is marketed under the tradename "Simply Eggs(R) Brand".

Crystal Farms products are marketed principally under the "Crystal Farms(R)" tradename. In addition, Crystal Farms is the principal distributor of "Bongards" cheese in Minnesota. Crystal Farms also distributes eggs, butter, cheese, bagels, and ethnic foods under a number of other customer-owned tradenames.

Within the potato products division, Northern Star markets its frozen potatoes to foodservice customers under a variety of brands, including "Northern Star". The "Simply Potatoes(TM)" brand is used for retail refrigerated products, with "Farmer Select" used on retail frozen products. Drallos and Farm Fresh also maintain various tradenames for certain of their products. The "Quality Farms" brand of Interstate Food Processing Corporation is now controlled by the potato products division and is used in the sale of institutional refrigerated potato products.

Within the dairy products division, "Kohler" and "Midwest Mix, Inc." are two main tradenames.

COMPETITION

All aspects of the Company's businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond the control of the Company, including changes in consumer tastes, fluctuating commodity prices, and changes in supply due to weather, production and feed costs.

The Company's egg products division is considered the second largest egg producer and the second largest egg products supplier in the United States, and competes with other suppliers of shell eggs and egg products. While the shell egg and egg products industry is highly fragmented, there has been a trend toward consolidation in recent years and further consolidation in the industry is expected. Other major egg producers include Cal-Maine Foods, Inc. and Rose Acres Farms, Inc. A major egg products producer is Papetti's Hygrade Egg Products, Inc. The Company believes that Waldbaum is among the lowest cost egg producers in the United States. The Company also believes that Easy Eggs'(R) salmonella-negative aspect, extended shelf-life and ease of use are significant competitive advantages in the foodservice and industrial food markets for eggs.

The Company's refrigerated distribution division competes with the refrigerated products of other suppliers such as Beatrice Companies, Inc.; Kraft Foods, Inc.; Land O' Lakes, Inc.; and Sargento Cheese Company, Incorporated. Crystal Farms believes that its emphasis on a high level of service and lower-priced branded products has enabled it to compete in its market area with larger national brand companies.

Within the potato products division, Northern Star's frozen potato products compete with larger producers such as Carnation Co., J. R. Simplot Co., Lamb-Weston, Inc., and McCain Foods, Inc. Within the retail frozen market, Ore-Ida Foods, Inc. is a major competitor. The Company believes it has a dominant market share in refrigerated potato products sold in the U. S., where competitors are generally smaller local or regional companies.

Within the dairy products division, management believes that Kohler provides the majority of the soft serve mix, and a significant percentage of ice cream mix, sold in Minnesota, Wisconsin and South Dakota. Kohler also has a large percentage of the UHT soft serve mix and UHT fluid milk business with quick service restaurant chains in the central U. S. Competitors include local dairies utilizing conventional pasteurization and regional dairies with UHT products.


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

All of the Company's subsidiaries must also comply with state and local waste disposal requirements. Waldbaum disposes of chicken waste primarily to farmers for use as fertilizer. Northern Star disposes of solid waste from potato processing by selling the solid waste to a processor who converts it to animal feed and disposes of effluent under a waste discharge permit issued by the Minneapolis-St. Paul Metropolitan Waste Control Commission. Farm Fresh holds a permit with the Los Angeles County Sanitation District to discharge industrial waste into the Sanitation District's sewage system. Waldbaum has permits to discharge waste products into available sewer systems and maintain discharge ponds for certain wastes.

EMPLOYEES

The Company employed approximately 2,600 employees at December 31, 1995. Of this total, Waldbaum employed approximately 1,200 full-time and 300 part-time employees, none of whom are represented by a union. Crystal Farms employed approximately 300 employees, none of whom are represented by a union. Northern Star employed approximately 450 employees of whom 385 are represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union affiliated with the Teamsters. Farm Fresh had 36 employees and Drallos had 4 employees at December 31, 1995 with none being represented by a union. Kohler employed 133 people at December 31, 1995. Historically, Kohler increases its number of employees by approximately 10 to 20 percent during the summer season. Its production personnel and drivers are represented by the Milk Drivers and Dairy Employees Union. The Michael Foods Sales, Distribution and Customer Service groups collectively employed approximately 170 people at December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                  Officer
Name                 Age  Position                                Since
----                 ---  --------                                -----
Gregg A. Ostrander   43   President and Chief Executive Officer   1993
Jeffrey M. Shapiro   48   Executive Vice President and Secretary  1987
John D. Reedy        50   Vice President - Finance, Chief         1988
                          Financial Officer and Treasurer
Mark D. Witmer       38   Assistant Treasurer                     1995
Bill L. Goucher      49   President - Waldbaum                    1993
James J. Kohler      42   President - Kohler                      1988
James D. Clarkson    43   President - Northern Star               1995
Norman A. Rodriguez  53   President - Crystal Farms               1989
Kevin O. Kelly       38   President - Michael Foods Sales         1993

ITEM 2 - PROPERTIES

FACILITIES

The Company maintains leased space for its executive headquarters, customer service office and sales office in suburban Minneapolis, Minnesota.

The egg products division owns and operates 29 pullet growing houses, each containing approximately 14,600 square feet, in Wakefield, Nebraska; two grain elevators in Wayne, Nebraska; 87 laying houses, each containing approximately 19,500 square feet, in Wakefield, Nebraska, Bloomfield, Nebraska and Hudson, Colorado; two feed mills in Wakefield, Nebraska, one in Bloomfield, Nebraska and one in Hudson, Colorado; processing facilities in Wakefield, Nebraska (approximately 323,000 square feet), Hudson, Colorado (approximately 49,000 square feet), Bloomfield, Nebraska (approximately 80,000 square feet); and warehouse, office and distribution facilities aggregating approximately 40,000 square feet located in Wakefield, Nebraska, Hudson, Colorado, Daytona Beach, Florida, and Bloomfield, Nebraska. Additionally, leased space approximating 11,000 square feet is located in Daytona Beach, Florida. Waldbaum owns in the aggregate approximately 950 acres of land in Nebraska, Colorado and Minnesota and leases land in Bloomfield, Nebraska.

The egg products division also owns and operates facilities in Minnesota, including 9 pullet growing houses (approximately 160,000 square feet) at Gaylord, Minnesota; 48 laying houses, each averaging 15,000 square feet, in Gaylord and LeSueur, Minnesota; feed mills in Gaylord and LeSueur, Minnesota; processing facilities in Gaylord, Minnesota (approximately 164,000 square feet) and LeSueur, Minnesota approximately (29,000 square feet). The Gaylord, Minnesota facility includes a centralized warehouse for the distribution of the Company's core refrigerated foodservice products. Waldbaum owns an unused facility located on eight acres of land near Richfield, North Carolina. This facility contains approximately 53,000 square feet and is expected to be sold in the first half of 1996. Waldbaum leases space for its administrative offices in suburban Minneapolis, Minnesota.

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

Within the potato products division, Northern Star owns its processing plant and five of seven raw potato storage facilities in Minnesota, Wisconsin and North Dakota totaling over 378,000 square feet. Five of the storage facilities are located on land owned by Northern Star. The East Grand Forks, Minnesota and Hastings, Minnesota facilities are located on leased land. These facilities have an aggregate storage capacity of over 200 million pounds of raw potatoes. The processing plant contains approximately 175,000 square feet of production area and an automated frozen storage area with a capacity of over 20 million pounds of finished product. Farm Fresh leases three buildings in Bell Gardens, California, comprising approximately 22,000 square feet, from the former owner of Farm Fresh. Drallos owns a building in Detroit, Michigan comprising approximately 65,000 square feet.

In the dairy products division, Kohler's facilities in White Bear Lake, Minnesota consist of three company-owned buildings, with the main plant containing approximately 104,000 square feet. Kohler also leases a UHT dairy plant in Sulphur Springs, Texas comprising approximately

20,000 square feet. An addition to the Texas UHT dairy plant will approximately double the size of the facility and this space is expected to be occupied in the spring of 1996.

A production and warehouse facility approximating 35,000 square feet is partially constructed in Lake Mills, Wisconsin.

Management believes that the facilities of the Company, together with budgeted capital improvements in each of its four operating divisions, are adequate to meet the Company's anticipated requirements for its current lines of business over the foreseeable future.

NEBRASKA CONSTITUTIONAL PROVISION

A substantial portion of the egg production and processing operations of Waldbaum is located in the state of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. The Company believes that the egg production facilities of Waldbaum are part of Waldbaum's integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by Waldbaum is being used for non-farming and non-ranching purposes.

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

ITEM 3 - LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed by the Company from North Carolina State University ("NCSU") (see "Proprietary Technologies") are presently involved in proceedings before the United States Patent and Trademark Office ("PTO"). In the first commenced proceeding, a reissue proceeding initiated by NCSU to obtain product claims in addition to existing process claims, the objections of an examiner, which had been sustained by the PTO Board of Appeals and Interferences, were reversed by the Court of Appeals for the Federal Circuit. All four patents are presently involved in on-going reexamination proceedings in the PTO as requested by various egg industry competitors of the Company. In addition, a second reissue proceeding has been initiated with respect to the patent in which product claims were sought and, in this reissue proceeding, both process and product claims are being reexamined for patentability. The Company petitioned the Commissioner of the PTO to facilitate prosecution of this reissue proceeding so that the Company and NCSU can receive an expedited determination of the patentability of both the product and process claims with respect to the patent.

In early 1996, NCSU received an Official Action issued by the PTO. In this non-final action, the examiner rejected claims under the fourth process patent held by NCSU. The rejection was on procedural grounds and on grounds relating to the patentability of the claimed subject matter. As the claims of the other three NCSU process patents are reviewed, it is expected that they will be similarly rejected. The Official Action was not a final action by the examiner. NCSU will, therefore, either continue to prosecute the claims with the examiner, or will appeal the rejection to the PTO's Board of Patent Appeals and Interferences. An unsatisfactory result of such a PTO appeal could be appealed to the Court of Appeals for the Federal Circuit. Counsel to NCSU and the Company estimates that a full appeal process could take up to two years to complete. Pending the outcome of such appeals, the patents will remain valid and in full force and effect and parties infringing the patents may be liable for damages based upon their infringement.

The Company and NCSU initiated litigation in 1989 against a processor of liquid egg products, Papetti's Hygrade Egg Products, Inc. ("Papetti's"), claiming infringement of the process patents with respect to ultrapasteurized liquid egg production. The action was brought in the United States District Court for the District of New Jersey. Papetti's contended that their process did not infringe the patents and that the patents were invalid. In November 1992, the Company was granted summary judgment that Papetti's had infringed the claims of the patents. In July 1993, the Court granted summary judgment upholding the validity and enforceability of the patents. Papetti's filed an appeal of the 1993 summary judgment with the Court of Appeals for the Federal Circuit and in July 1994 the Court of Appeals upheld the District Court's summary judgment. The relief sought by the plaintiffs includes damages and costs and disbursements, including attorney's fees. Final determination of the damage award in this case has been stayed pending the outcome of the PTO proceedings referred to above. See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to Stockholders.

In July 1992, Sunny Fresh Foods, Inc. commenced an action in the United States District Court for the District of Minnesota against the Company and NCSU seeking a declaratory judgment that the patents licensed by the Company are invalid. The Company and NCSU counterclaimed alleging that Sunny Fresh Foods, Inc. had infringed the patents. The relief sought by the Company included damages and costs and disbursements, including attorney's fees. In November 1995, the parties agreed to dismiss the litigation without prejudice pending the outcome of the PTO proceedings referred to above.

In August 1993, Nulaid Foods, Inc. commenced an action in the United States District Court for the Eastern District of California against the Company and NCSU seeking declaratory judgment that the patents referred to above are invalid and not infringed by Nulaid Foods, Inc. The Company and NCSU counterclaimed alleging that Nulaid Foods, Inc. had infringed the patents. The relief sought by the Company includes damages and costs and disbursements, including attorney's fees. At the end of discovery in late 1994, the action was stayed pending the outcome of the PTO proceedings referred to above.

In May 1995, an action was commenced against the Company's Kohler Mix subsidiary and certain other parties by Schwan's Sales Enterprises, Inc. ("Schwan's") in the District Court for Lyon County, Minnesota seeking recovery of damages arising out of alleged salmonella contamination of Schwan's ice cream that had been distributed to the public in the summer and fall of 1994. Following an investigation by Schwan's and various governmental agencies, it was determined that Schwan's ice cream product evidenced the presence of salmonella bacteria. Schwan's operations were interrupted for a period of time and Schwan's is making settlements with customers who claimed injury from consuming Schwan's ice cream. The Company's

Kohler Mix subsidiary and others supplied ice cream mix to Schwan's in tanker trucks operated by the same transporter during the time in question. The complaint seeks to recover all or a portion of the loss sustained by Schwan's as a result of the incident. Discovery is on-going. The Company has denied any liability and believes that it has substantial factual and legal defenses to the claim. The Company's product liability insurance carrier has undertaken defense of the litigation without waiving coverage defenses.

The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business or consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(2), information is incorporated by reference to "Market Price Ranges" on the inside back cover of the Company's Annual Report to Stockholders for 1995.

ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Summary Consolidated Financial Data" on page 19 of the Company's Annual Report to Stockholders for 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2), information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 and 8 of the Company's Annual Report to Stockholders for 1995.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2), information is incorporated by reference to "Report of Independent Certified Public Accountants" and "Consolidated Financial Statements of Michael Foods, Inc. and Subsidiaries" on pages 9 - 18, and "Quarterly Financial Data" on page 20, of the Company's Annual Report to Stockholders for 1995.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), information is incorporated by reference to "Election of Michael Directors" in the Proxy Statement of the Company forming part of the Registration Statement of North Star Universal, Inc. on Form S-4 to be filed with the Securities and

Exchange Commission on or about March 21, 1996 or, in any event, before April 29, 1996. For information with respect to executive officers, reference is made to Part I, Item 1 of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), information is incorporated by reference to "Executive Compensation" in the Proxy Statement of the Company forming part of the Registration Statement of North Star Universal, Inc. on Form S-4 to be filed with the Securities and Exchange Commission on or about March 21, 1996 or, in any event, before April 29, 1996. In addition, Mark D. Witmer, Assistant Treasurer, and James D. Clarkson, President of Northern Star Co., are participants in the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Plan"). Under the Plan, certain identified employees of Michael Foods, Inc. are entitled to severance pay upon termination of employment if such termination of employment occurs within two years following a change in control, as defined in the Plan, and such termination is due to reasons other than death, permanent disability, retirement, cause, or resignation by the employee other than for Good Reason. Good Reason is a defined term which includes, among other things, a termination by the employee due to a significant change in his responsibilities, titles or offices, a requirement that he or she move outside of his or her geographic location, a reduction in the employee's base salary or the failure of the employer to increase compensation proportionate to other similarly situated employees, the failure of the employer to maintain any benefit plan or a substantial modification in such plan which would reduce the employee's benefits, and any purported termination of employment by the Company which is not effected pursuant to a notice of termination as required under the Plan. The amount of compensation to which Mr. Clarkson would be entitled to equals two times his Annual Compensation, as defined, which generally means base compensation excluding bonuses, benefits and allowances. The Plan automatically terminates unless it is renewed by action of the Compensation Committee and the Board of Directors of the Company prior to July 1, 1996 and annually thereafter, except that the Plan will remain in effect after a change in control for at least 24 months unless otherwise terminated by the Board of Directors of the Company with the consent of 80% of the Plan participants who were Plan participants at the time of the change in control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), information is incorporated by reference to "Security Ownership of Michael and New Michael" in the Proxy Statement of the Company forming part of the Registration Statement of North Star Universal, Inc. on Form S-4 to be filed with the Securities and Exchange Commission on or about March 21, 1996 or, in any event, before April 29, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), information is incorporated by reference to "The Orderly Disposition Agreement," "Election of Michael Directors" and "Security Ownership of Michael" in the Proxy Statement of the Company forming part of the Registration Statement of North Star Universal, Inc. on Form S-4 to be filed with the Securities and Exchange Commission on or about March 21, 1996 or, in any event, before April 29, 1996.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS



2.1    Agreement and Plan of Reorganization (18)
3.1    Certificate of Incorporation of Michael Foods, Inc. (1)




3.2    Certificate of Amendment to Certificate of Incorporation, dated
       April 29, 1988 (2)
3.3    Certificate of Amendment to Certificate of Incorporation, dated
       April 30, 1990 (3)
3.6    Bylaws of Michael Foods, Inc., as Amended through January 31, 1996
4.1    Form of Common Stock Certificate (7)
10.15  *Michael Foods, Inc. 1987 Incentive Stock Option Plan and Incentive
       Stock Option Agreement (1)
10.16  *Michael Foods, Inc. 1987 Non-Qualified Stock Option Plan and
       Non-Qualified Stock Option Agreement (1)
10.25  *Form of Michael Foods, Inc. Director Stock Option Agreement (1)
10.40 *Retirement Compensation Agreement between Milton G. Waldbaum Company and Daniel W. Gardner, dated September 24, 1987 (5)
10.43  Loan Agreement and Promissory Note between Metropolitan Life Insurance
       Company and Michael Foods, Inc., dated December 1, 1989 (5)
10.46  Revolving Loan Agreement between Continental Bank, N.A., as Agent, and
       Michael Foods, Inc., dated March 30, 1990 (8)
10.48  First Amendment to Revolving Loan Agreement between Continental Bank,
       N.A., as Agent, and Michael Foods, Inc., dated March 7, 1991 (8)
10.49  Note Purchase Agreement between Michael Foods, Inc. and The Principal
       Mutual Life Insurance Company and Washington Square Capital, as Agent, dated July 15, 1990 (8)
10.50  Note Purchase Agreement between Michael Foods, Inc. and The Principal
       Mutual Life Insurance Company and Washington Square Capital, as Agent, dated September 15, 1990 (8)
10.55  *Amendment to Michael Foods, Inc. Incentive and Non-Qualified Stock
       Option Plans, dated November 21, 1989 (6)
10.56  License Agreement between Michael Foods, Inc. and North Carolina State
       University, dated November 28, 1989 (8)
10.57  *Severance Plan for Eligible Employees of Michael Foods, Inc. and its
       Subsidiaries (4)
10.60  Second Amendment to Revolving Loan Agreement between Continental Bank,
       N.A., as Agent, and Michael Foods, Inc., dated February 25, 1992 (9)
10.61  Note Purchase Agreement between Michael Foods, Inc. and The Principal
       Mutual Life Insurance Company, dated February 24, 1992 (9)
10.62  Third Amendment to Revolving Loan Agreement between Continental Bank,
       N.A., as Agent, and Michael Foods, Inc., dated April 24, 1992 (10)
10.63  Fourth Amendment to Revolving Loan Agreement between Continental Bank,
       N.A., as Agent, and Michael Foods, Inc., dated October 16, 1992 (11)
10.64  First Amendment to July 15, 1990 Note Purchase Agreement between Michael
       Foods, Inc. and The Principal Mutual Life Insurance Company and
       Washington Square Capital, as Agent, dated October 7, 1992 (11)
10.65  First Amendment to September 15, 1990 Note Purchase Agreement between
       Michael Foods, Inc. and The Principal Mutual Life Insurance Company and
       Washington Square Capital, as Agent, dated October 7, 1992 (11)
10.66  First Amendment to February 24, 1992 Note Purchase Agreement between
       Michael Foods, Inc. and The Principal Mutual Life Insurance Company, dated October 7, 1992 (11)
10.67 First Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated October 14, 1992 (11)
10.69  *Amendment to the Non-Qualified Stock Option Plan (12)
10.70  *Stock Option Plan for Non-Employee Directors (13)
10.75  Revolving Note between Michael Foods, Inc. and Toronto Dominion (Texas),
       Inc., dated July 14, 1993 (14)
10.76  *Michael Foods, Inc. 1994 Executive Incentive Plan (15)
10.77  *Michael Foods, Inc. 1994 Executive Performance Stock Award Plan (15)



10.78  Fifth Amendment to Revolving Loan Agreement between Continental Bank,
       N.A., as Agent, and Michael Foods, Inc., dated February 4, 1994 (15)
10.79  *Employment Agreement between Michael Foods, Inc. and Gregg A.
       Ostrander, dated January 31, 1994 (15)
10.80  *Retirement and Consulting Agreement between Michael Foods, Inc. and
       Richard G. Olson, dated December 23, 1993 (15)
10.81 Second Amendment to December 1, 1989 Loan Agreement and Promissory Note between Michael Foods, Inc. and Metropolitan Life Insurance Company, dated February 23, 1994 (15)
10.82  Second Amendment to July 15, 1990 Note Purchase Agreement between
       Michael Foods, Inc. and The Principal Mutual Life Insurance Company and
       Washington Square Capital, as Agent, dated February 15, 1994 (15)
10.83  Second Amendment to September 15, 1990 Note Purchase Agreement between
       Michael Foods, Inc. and The Principal Mutual Life Insurance Company and
       Washington Square Capital, as Agent, dated February 15, 1994 (15)
10.84  Second Amendment to February 24, 1992 Note Purchase Agreement between
       Michael Foods, Inc. and The Principal Mutual Life Insurance Company, dated February 15, 1994 (15)
10.87  Sixth Amendment to Revolving Loan Agreement between Bank of America
       Illinois (formerly known as Continental Bank, N.A.), as Agent, and
       Michael Foods, Inc., dated February 24, 1995 (16)
10.88  *Employee Stock Purchase Plan (16)
10.89  *Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
       and Gregg A. Ostrander, dated December 31, 1994 (16)
10.90  *Employment Agreement between Michael Foods, Inc. and Jeffrey M.
       Shapiro, dated December 31, 1994 (16)
10.91 *Employment Agreement between Michael Foods, Inc. and Kevin S. Murphy, dated December 31, 1994 (16)
10.92  *Employment Agreement between Michael Foods, Inc. and Norman A.
       Rodriguez, dated December 31, 1994 (16)
10.93 *Employment Agreement between Michael Foods, Inc. and James J. Kohler, dated December 31, 1994 (16)
10.94 *Employment Agreement between Michael Foods, Inc. and Kevin O. Kelly, dated December 31, 1994 (16)
10.95 *Employment Agreement between Michael Foods, Inc. and John D. Reedy, dated December 31, 1994 (16)
10.97  *Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended
       Effective January 1, 1995 (16)
10.98  *Michael Foods, Inc. 1994 Executive Incentive Plan, as Amended Effective
       January 1, 1996
10.99 *Employment Agreement between Michael Foods, Inc. and Bill L. Goucher, dated December 31, 1995
10.100 *Resolution adopted by the Board of Directors on July 27, 1995 extending the termination date of the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries for one additional year (17)
10.101 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc., and Jeffrey M. Shapiro, dated December 31, 1995
10.102 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
       and Norman A. Rodriguez, dated December 31, 1995
10.103 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc.
       and James J. Kohler, dated December 31, 1995
10.104 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and
       Kevin O. Kelly, dated December 31, 1995


10.105 *Amendment No. 1 to Employment Agreement between Michael Foods, Inc. and
       John D. Reedy, dated December 31, 1995
10.106 *Amendment No. 2 to Employment Agreement between Michael Foods, Inc. and
       Gregg A. Ostrander, dated December 31, 1995
13.1   1995 Annual Report to Stockholders
21.1   Schedule of Michael Foods, Inc. Subsidiaries
23.1   Auditors' Consent - Grant Thornton LLP
27.1   Financial Data Schedule

*      Management Contract or Compensation Plan Arrangement

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-12949.
(2) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended March 31, 1988.
(3) Incorporated by reference from the Company's Report on Form 10-Q for the Quarter ended June 30, 1990.
(4)    Incorporated by reference from the Company's Form 8, Amendment No. 1 to
       Report on Form 10-K for the year ended December 31, 1990.
(5) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1989.
(6)    Incorporated by reference to Exhibit 4.6 of the Company's
       Registration Statement on Form S-8 effective November 21, 1989
       Registration No. 33-31914.
(7) Incorporated by reference from the Company's Registration Statement on Form S-3 Registration No. 33-40071.
(8) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1990.
(9) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1991.
(10) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1992.
(11) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1992.
(12)   Incorporated by reference to Exhibit 4.7 to the Company's Registration
       Statement on Form S-8 effective June 9, 1993 Registration No. 33-64078.
(13)   Incorporated by reference to Exhibit 4.1 to the Company's Registration
       Statement on Form S-8 effective June 9, 1993 Registration No. 33-64076.
(14) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1993.
(15) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1993.
(16) Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1994.
(17) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended June 30, 1995.
(18)   Incorporated by reference from the Company's Report on Form 8-K dated
       December 21, 1995.


FINANCIAL STATEMENTS

The consolidated financial statements of Michael Foods, Inc. and Subsidiaries as of December 31, 1995 and 1994 and for the three years ended December 31, 1995 are incorporated by reference to the Company's Annual Report to Stockholders for 1995, which includes the following:


                                                               Page Number
                                                            (in the Company's
                                                            Annual Report to
                                                         Stockholders for 1995)
                                                         ----------------------
Report of Independent Certified Public Accountants                    18
Consolidated Balance Sheets                                            9
Consolidated Statements of Earnings                                   10
Consolidated Statements of Stockholders' Equity                       11
Consolidated Statements of Cash Flows                                 12
Notes to Consolidated Financial Statements                            13-17

Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule

Schedule  II - Valuation and Qualifying Accounts

Other Financial Statement Schedules

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K

There were two reports filed on Form 8-K during the fourth quarter of 1995:

On December 26, 1995 the Company filed a Form 8-K dated December 21, 1995 announcing its acquisition of the institutional refrigerated potato products line of Interstate Food Processing Corp.

On December 27, 1995 the Company filed a Form 8-K dated December 21, 1995 announcing an agreement to merge with North Star Universal, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MICHAEL FOODS, INC.


Date:  February 29, 1996             By: /s/ Gregg A. Ostrander
                                         ----------------------
                                         Gregg A. Ostrander
                                         (President and Chief Executive Officer)

Date:  February 29, 1996             By: /s/  John D. Reedy
                                         ------------------
                                         John D. Reedy
                                         (Vice-President-Finance, Treasurer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  James H. Michael                 February 29, 1996
---------------------
James H. Michael
(Chairman of the Board)

/s/  Gregg A. Ostrander               February 29, 1996
-----------------------
Gregg A. Ostrander (Director,
President & Chief Executive Officer)

/s/  Miles E. Efron                   February 29, 1996
-------------------
Miles E. Efron (Director)

/s/  Richard A. Coonrod               February 29, 1996
-----------------------
Richard A. Coonrod (Director)

/s/  Orville L. Freeman               February 29, 1996
-----------------------
Orville L. Freeman (Director)

/s/  Arvid C. Knudtson                February 29, 1996
----------------------
Arvid C. Knudtson (Director)

/s/  Joseph D. Marshburn              February 29, 1996
------------------------
Joseph D. Marshburn (Director)

/s/  Jeffrey J. Michael               February 29, 1996
-----------------------
Jeffrey J. Michael (Director)

/s/  Richard G. Olson                 February 29, 1996
---------------------
Richard G. Olson (Director)

Report of Independent Certified Public Accountants on Schedule


Board of Directors and Stockholders
Michael Foods, Inc.


In connection with our audits of the consolidated financial statements of Michael Foods, Inc. and Subsidiaries referred to in our report dated February 14, 1996, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                  /s/GRANT THORNTON LLP


Minneapolis, Minnesota
February 14, 1996

                                                                     SCHEDULE II

                      MICHAEL FOODS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



      Col. A                Col. B                           Col. C                           Col. D                Col. E
----------------------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                           ---------------------------------------
                                                   (1)                   (2)
                     Balance at            Charged to Costs      Charges to Other      Deductions-Describe   Balance at End of
    Description      Beginning of Period   and Expenses          Accounts-Describe     (a)                   Period

For the Year Ended
December 31, 1993:

Allowance for
Doubtful Accounts      $446,000              $756,000                    $0              $319,000              $883,000

For the Year Ended
December 31, 1994:

Allowance for
Doubtful Accounts      $883,000              $314,000                    $0              $502,000              $695,000

For the Year Ended
December 31, 1995:

Allowance for
Doubtful Accounts      $695,000              $446,000                    $0              $358,000              $783,000


(a)  Write-offs of accounts deemed uncollectible

EXHIBIT INDEX



Exhibit Number                                                      Page Number

3.6    Bylaws of Michael Foods, Inc., as Amended through
       January 31, 1996
10.98  *Michael Foods, Inc. 1994 Executive Incentive Plan, as
       Amended Effective January 1, 1996
10.99  *Employment Agreement between Michael Foods, Inc. and
       Bill L. Goucher, dated December 31, 1995
10.101 *Amendment No. 1 to Employment Agreement between Michael
       Foods, Inc., and Jeffrey M. Shapiro, dated December 31, 1995
10.102 *Amendment No. 1 to Employment Agreement between Michael
       Foods, Inc. and Norman A. Rodriguez, dated December 31, 1995
10.103 *Amendment No. 1 to Employment Agreement between Michael
       Foods, Inc. and James J. Kohler, dated December 31, 1995
10.104 *Amendment No. 1 to Employment Agreement between Michael
       Foods, Inc. and Kevin O. Kelly, dated December 31, 1995
10.105 *Amendment No. 1 to Employment Agreement between Michael
       Foods, Inc. and John D. Reedy, dated December 31, 1995
10.106 *Amendment No. 2 to Employment Agreement between Michael
       Foods, Inc. and Gregg A. Ostrander, dated December 31, 1995
13.1   1995 Annual Report to Stockholders
21.1   Schedule of Michael Foods, Inc. Subsidiaries
23.1   Auditors' Consent - Grant Thornton LLP
27.1   Financial Data Schedule