Form 10-K/A
period 1995-12-31
MICHAEL FOODS INC
filed 1996-04-26
CIK 811930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              AMENDMENT NO. 1 TO
                                 FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1995
                         ------------------------------------------------------
Commission file number                        0-15568
                         ------------------------------------------------------

                             MICHAEL FOODS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            41-1579532
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

 Suite 324, Park National Bank Building
 5353 Wayzata Boulevard
 Minneapolis, Minnesota                                           55416
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (612) 546-1500
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
- -------------------------------------------------------------------------------
                               (Title of class)

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the calendar year ended December 31, 1995 as set forth in the pages attached hereto:

The Registrant (the "Company") hereby amends Part III as follows:

Item 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

NOMINEES

     The following table sets forth certain information regarding nominees to the Board of Directors of the Company (the "Board") to be presented at the 1996 Annual Meeting of Stockholders:

                                                                                       First Became
                                                                                        A Director
          Name              Age                  Biographical Summary                 Of The Company
- -------------------------   ---    -------------------------------------------------   ------------
James H. Michael.........   75     Chairman of the Board since 1987. Chairman of the       1987
                                   Executive Committee of the Board of Directors of
                                   North Star Universal, Inc. ("NSU") since 1988.
                                   Chairman of the NSU Board from 1981 to 1991. Mr.
                                   Michael is also a real estate owner and
                                   developer.

Gregg A. Ostrander.......   43     President and Chief Executive Officer of the            1994
                                   Company since January 1994. Chief Operating
                                   Officer from February 1993 to December 1993.
                                   President of Swift-Eckrich Prepared Foods from
                                   December 1990 to February 1993. Mr. Ostrander is
                                   also a director of Arctco, Inc.

Richard A. Coonrod.......   64     President of Coonrod Agriproduction Corporation,        1993
                                   a food and agribusiness consulting and investment
                                   firm, since 1985. President of St. Louis Ship,
                                   Inc., a marine equipment manufacturer, from 1988
                                   to 1991. General Partner of The Food Fund, a
                                   Minneapolis-based limited partnership
                                   specializing in food-related investments, since
                                   1990. Mr. Coonrod is also a director of
                                   Orange-co, Inc.

Miles E. Efron...........   69     Chairman of the NSU Board since 1991.                   1988

Arvid C. Knudtson........   69     Consultant. Principal in ACK Financial, a               1987
                                   financial services firm serving the agricultural
                                   market, from 1988 to 1993.

Joseph D. Marshburn......   67     Senior Vice President of Citrus World, Inc., a          1987
                                   citrus processing and marketing cooperative,
                                   since November 1993. Chief Executive Officer of
                                   Citrus World, Inc. from 1978 to November 1993.

Jeffrey J. Michael.......   39     President and Chief Executive Officer of NSU            1990
                                   since December 1990. Mr. Michael is also a
                                   director of NSU and CorVel Corporation, and is
                                   the son of Mr. James H. Michael.

Richard G. Olson.........   62     President and Chief Executive Officer of the            1987
                                   Company from 1987 to 1993. Chairman of Fil-Mor
                                   Express, Inc., a Minnesota-based trucking
                                   company, since 1982.

     A current director, Orville L. Freeman age 77 and a director of the Company since 1989, is not standing for election at the 1996 Annual Meeting of Stockholders.


STOCK TRANSACTION REPORTING

     The rules of the Securities and Exchange Commission require disclosure of late Section 16 filings by the Company's directors and executive officers. Based on the information provided to the Company, the Company is not aware of any director or executive officer of the Company who failed to timely file any report required to be filed.

Item 11 - Executive Compensation
- --------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation of the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers during each of the Company's last three fiscal years.

                                                                             LONG-TERM
                                                           ANNUAL           COMPENSATION
                                                        COMPENSATION        ------------
                                          FISCAL    --------------------       STOCK           ALL OTHER
      NAME AND PRINCIPAL POSITION          YEAR      SALARY     BONUS(1)     OPTIONS(2)     COMPENSATION(3)
- ---------------------------------------   ------    --------    --------    ------------    ---------------
Gregg A. Ostrander.....................    1995     $294,000    $201,230       44,500          $   6,410
  President & Chief Executive Officer      1994      280,000     203,000       20,000              7,370
                                           1993      224,519     125,000       50,000            100,258

Jeffrey M. Shapiro.....................    1995      238,000     162,850       18,000              6,316
  Executive Vice President & Secretary     1994      226,000     163,850           --              6,676
                                           1993      216,000          --        5,000              9,055

Norman A. Rodriguez....................    1995      176,000     167,200        3,000              6,212
  President, Crystal Farms Refrigerated    1994      176,000     140,800           --              6,242
  Distribution Co.                         1993      176,000      25,819        5,000              7,378

Bill L. Goucher(4).....................    1995      179,000     155,919       23,000              6,372
  President, M. G. Waldbaum Co.            1994      169,500      84,746           --              5,568
                                           1993      116,962      75,000       20,000             67,418

John D. Reedy..........................    1995      185,000     126,618       30,000              6,227
  Vice President -- Finance, Chief         1994      176,000     127,595           --              6,971
  Financial Officer & Treasurer            1993      161,500          --        5,000              6,742

- -------------------------
(1) Amounts for 1995 and 1994 include Common Stock incentive awards paid under the 1994 Executive Incentive Plan, as Amended Effective January 1, 1995 and the 1994 Executive Incentive Plan as follows (1995/1994): Mr. Ostrander $57,750/$34,999; Mr. Shapiro $46,703/$28,246; Mr. Rodriguez
     $35,211/$22,005; Mr. Goucher $35,088/$21,193; Mr. Reedy $36,334/$22,005.
     Awards for 1995 represent 50% of the amount earned for 1995 performance under the vesting schedule of the 1994 Executive Incentive Plan, as amended effective January 1, 1995, and 30% of the amount earned for 1994 performance under the vesting schedule of the 1994 Executive Incentive Plan. Awards for 1994 represent 50% of the amount earned for 1994 performance under the vesting schedule of the 1994 Executive Incentive Plan (see "Report of Compensation Committee on Executive Compensation"). 1995 awards were valued using the closing price of the Common Stock on February 20, 1996 of $11.125 and 1994 awards were valued using the closing price of the Common Stock on February 22, 1995 of $11.125, resulting in share awards as follows (1995/1994): Mr. Ostrander 5,191 shares/3,146 shares; Mr. Shapiro 4,198/2,539; Mr. Rodriguez 3,165/1,978; Mr. Goucher 3,154/1,905;
     Mr. Reedy 3,266/1,978.

(2) Number of shares of Common Stock purchasable under option grants. Pursuant to the 1994 Executive Incentive Plan, as amended effective January 1, 1995, stock option grants were made to certain executive officers. The number of shares of Common Stock purchasable under option awards made to named executive officers were: Mr. Ostrander, 4,500 shares; Mr. Shapiro, 3,000 shares; Mr. Rodriguez, 3,000 shares; Mr. Goucher, 3,000 shares and Mr. Reedy, 3,000 shares.

(3) Reflects the value of the Company's contributions under the Retirement Savings Plan and the value of life insurance premiums paid by the Company. The 1993 figure for Mr. Ostrander includes reimbursement of moving expenses of $98,464 and the benefit from an interest-free loan of $1,474 provided by the Company to assist in his relocation. 1993 figure for Mr. Goucher includes reimbursement of moving expenses of $65,880 and the benefit from an interest-free loan of $1,394 provided by the Company to assist in his relocation.

(4)  Mr. Goucher joined the Company during 1993.

OSTRANDER EMPLOYMENT AGREEMENT

     Effective January 1, 1994, the Company entered into a three year employment agreement with Mr. Ostrander (the "Ostrander Employment Agreement") in connection with his appointment as President and Chief Executive Officer. The agreement provided for an annual base salary of $280,000 and entitles Mr. Ostrander to participate in the Michael Foods, Inc. 1994 Executive Incentive Plan ("1994 Executive Incentive Plan") and other fringe benefit plans established by the Company for its executive officers. The agreement also provided for a non-qualified stock option to purchase 20,000 shares of Common Stock at an exercise price of $8.125, which was granted to Mr. Ostrander on January 3, 1994. The option vests ratably over five years and expires January 3, 2004. In the event Mr. Ostrander's employment is terminated by incapacity, death or thirty days' written notice by the Company, Mr. Ostrander will receive a termination payment equal to the remaining base salary due under this agreement, but in any event not less than two years' base salary, plus 50% of such base salary amount in lieu of any incentive compensation or options to purchase Common Stock for the remaining term of the agreement, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. In the case of incapacity or death, or termination by the Company without cause (which is defined to include termination after a change in control), all options to purchase Common Stock granted to Mr. Ostrander become fully vested.

     If Mr. Ostrander's employment is terminated by Mr. Ostrander providing the Company with thirty days' written notice, he is to receive as a termination payment one year's base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. If the Company terminates Mr. Ostrander without notice for cause, no amount will be paid beyond the last day of service by Mr. Ostrander and he will not be deemed to have earned any incentive compensation or options to purchase Common Stock for the year of termination.

     Effective January 1, 1995, the Company and Mr. Ostrander agreed to enter into Amendment No. 1 to the Ostrander Employment Agreement. The amendment provides for an annual base salary of at least $294,000 effective January 1, 1995. The amendment also provides for a non-qualified stock option to purchase 40,000 shares of Common Stock at an exercise price of $10.00, which was granted to Mr. Ostrander on January 3, 1995. The option vests ratably over five years and expires January 3, 2005. The amendment further provided for a non-qualified stock option to purchase 40,000 shares of Common Stock to be granted on January 2, 1996 at an exercise price equal to the price of the Common Stock as of the close of business on that date, or $10.00 per share, whichever is greater. This non-qualified option was awarded January 2, 1996 at an exercise price of $11.875. The option vests ratably over five years and expires on January 2, 2006.

     Amendment No. 1 to the Ostrander Employment Agreement also added an additional termination provision whereby, if Mr. Ostrander's employment is terminated by the Company without cause or if there is a change in control of the Company and thereafter Mr. Ostrander's duties are substantially reduced or negatively altered without his prior written consent, Mr. Ostrander will receive as a termination payment all amounts due under the agreement as base salary, plus 50% of such base salary in lieu of any incentive compensation and options to purchase Common Stock for the remaining term of the agreement, but in any event not less than two years' base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination.

     Effective January 1, 1996, the Company and Mr. Ostrander agreed to enter into Amendment No. 2 to the Ostrander Employment Agreement, which extended the termination date of the agreement one year to December 31, 1997 and established Mr. Ostrander's annual base salary as being at least $309,000 from January 1, 1996 through December 31, 1997.

SHAPIRO EMPLOYMENT AGREEMENTS

     Effective January 1, 1990, the Company entered into a five year employment agreement with Mr. Shapiro. The agreement provided for an annual base salary of $180,000 in 1990, with such amount increasing $10,000 per year for each of the remaining four years. Mr. Shapiro also participated in the Company's Annual Incentive Compensation Plan and other fringe benefit plans established by the Company for its executive officers. In addition, the agreement provided for a fully-vested non-qualified stock option to purchase 15,000 shares of Common Stock with an exercise price of $9.33, which was granted to Mr. Shapiro on January 2, 1990.

     Effective January 1, 1995, the Company and Mr. Shapiro entered into a new two year employment agreement (the "Shapiro Employment Agreement"). The agreement provides for an annual base salary of at least $238,000 and entitles Mr. Shapiro to participate in the 1994 Executive Incentive Plan and other fringe benefit plans established by the Company for its executive officers. In the event Mr. Shapiro's employment is terminated by incapacity, death, or by thirty days' written notice by the Company, Mr. Shapiro will receive as a termination payment all amounts due under the agreement as base salary, but in any event not less than one year's base salary, plus 50% of such base salary amount in lieu of any incentive compensation and options to purchase Common Stock for the remaining term of the agreement, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. In the case of incapacity or death, or termination by the Company without cause (which is defined to include termination after a change in control), all options to purchase Common Stock granted to Mr. Shapiro become fully vested.

     If Mr. Shapiro's employment is terminated by Mr. Shapiro, he will receive no termination payment. However, Mr. Shapiro will be entitled to receive any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. If the Company terminates Mr. Shapiro for cause, no amount will be paid beyond the last day of service by Mr. Shapiro and he will not be entitled to any incentive compensation or options to purchase Common Stock for the year of termination.

     If Mr. Shapiro's employment is terminated by the Company without cause or if there is a change in control of the Company and thereafter Mr. Shapiro's duties are substantially reduced or negatively altered without his prior written consent, Mr. Shapiro will receive as a termination payment all amounts due under the agreement as base salary, plus 50% of such base salary in lieu of any incentive compensation and options to purchase Common Stock for the remaining term of the agreement, but in any event not less than two year's base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination.

     Effective January 1, 1996, the Company and Mr. Shapiro agreed to enter into Amendment No. 1 to the Shapiro Employment Agreement, which extended the termination date of the agreement one year to December 31, 1997 and established Mr. Shapiro's annual base salary as being at least $250,000 from January 1, 1996 through December 31, 1997.

RODRIGUEZ EMPLOYMENT AGREEMENT

     Effective January 1, 1995, the Company entered into a two year employment agreement with Mr. Rodriguez (the "Rodriguez Employment Agreement"). The agreement provided for an annual base salary of at least $176,000 and entitles Mr. Rodriguez to participate in the Executive Incentive Compensation Plan and other fringe benefit plans established by the Company for its executive officers. In the event Mr. Rodriguez's employment is terminated by incapacity, death, or by thirty days' written notice by the Company, Mr. Rodriguez will receive a termination payment equal to one year's base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. In the case of incapacity or death, or termination by the Company without cause (which is defined to include termination after a change in control), all options to purchase Common Stock granted to Mr. Rodriguez become fully vested.

     If Mr. Rodriguez's employment is terminated by Mr. Rodriguez, he will receive no termination payment. However, Mr. Rodriguez will be entitled to receive any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. If the Company terminates Mr. Rodriguez for cause, no amount will be paid beyond the last day of service by Mr. Rodriguez and he will not be entitled to any incentive compensation or options to purchase Michael Common Stock for the year of termination.

     If Mr. Rodriguez's employment is terminated by the Company without cause or if there is a change in control of the Company and thereafter Mr. Rodriguez's duties are substantially reduced or negatively altered without his prior written consent, Mr. Rodriguez will receive as a termination payment an amount equal to two years' base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. The Rodriguez Employment Agreement had no bearing on Mr. Rodriguez's 1993 or 1994 compensation.

     Effective January 1, 1996, the Company and Mr. Rodriguez agreed to enter into Amendment No. 1 to the Rodriguez Employment Agreement, which extended the termination date of the agreement one year to December 31, 1997 and established Mr. Rodriguez's annual base salary as being at least $183,000 from January 1, 1996 through December 31, 1997.

GOUCHER EMPLOYMENT AGREEMENT

     Effective January 1, 1996, the Company entered into a two year employment agreement with Mr. Goucher (the "Goucher Employment Agreement"). The agreement provides for an annual base salary of at least $188,000 and entitles Mr. Goucher to participate in the Executive Incentive Compensation Plan and other fringe benefit plans established by the Company for its executive officers. In the event Mr. Goucher's employment is terminated by incapacity, death, or by thirty days' written notice by the Company, he will receive as a termination payment equal to one year's base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. In the case of incapacity or death, or termination by the Company without cause (which is defined to include termination after a change in control), all options to purchase Common Stock granted to Mr. Goucher become fully vested.

     If Mr. Goucher's employment is terminated by Mr. Goucher, he will receive no termination payment. However, Mr. Goucher will be entitled to receive any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. If the Company terminates Mr. Goucher for cause, no amount will be paid beyond the last day of service by Mr. Goucher and he will not be entitled to any incentive compensation or options to purchase Common Stock for the year of termination.

     If Mr. Goucher's employment is terminated by the Company without cause or if there is a change in control of the Company and thereafter Mr. Goucher's duties are substantially reduced or negatively altered without his prior written consent, Mr. Goucher will receive as a termination payment an amount equal to two years' base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. The Goucher Employment Agreement had no bearing on Mr. Goucher's 1993, 1994 or 1995 compensation.

REEDY EMPLOYMENT AGREEMENT

     Effective January 1, 1995, the Company and Mr. Reedy entered in a two year employment agreement (the "Reedy Employment Agreement"). The agreement provided for an annual base salary of at least $185,000 and entitles Mr. Reedy to participate in the Executive Compensation Plan and other fringe benefit plans established by the Company for its executive officers. In the event Mr. Reedy's employment is terminated by incapacity, death, or by thirty days' written notice by the Company, Mr. Reedy will receive as a termination payment all amounts due under the agreement as base salary, but in any event not less than one year's base salary, plus 50% of such base salary amount in lieu of any incentive compensation and options to purchase Common Stock for the remaining term of the agreement, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. In the case of incapacity or death, or termination by the Company without cause (which is defined to include termination after a change in control), all options to purchase Common Stock granted to Mr. Reedy become fully vested.

     If Mr. Reedy's employment is terminated by Mr. Reedy, he will receive no termination payment. However, Mr. Reedy will be entitled to receive any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. If the Company terminates Mr. Reedy for cause, no amount will be paid beyond the last day of service by Mr. Reedy and he will not be entitled to any incentive compensation or options to purchase Common Stock for the year of termination.

     If Mr. Reedy's employment is terminated by the Company without cause or if there is a change in control of the Company and thereafter Mr. Reedy's duties are substantially reduced or negatively altered without his prior written consent, Mr. Reedy will receive as a termination payment all amounts due under the agreement as base salary, plus 50% of such base salary in lieu of any incentive compensation and options to purchase Common Stock for the remaining term of the agreement, but in any event not less than two years' base salary, plus any incentive compensation earned for any year prior to the year of termination which is unpaid at the date of termination. The Reedy Employment Agreement had no bearing on Mr. Reedy's 1993 or 1994 compensation.

     Effective January 1, 1996, the Company and Mr. Reedy agreed to enter into Amendment No. 1 to the Reedy Employment Agreement, which extended the termination date of the agreement one year to December 31, 1997 and established Mr. Reedy's annual base salary as being at least $195,000 from January 1, 1996 through December 31, 1997.

1994 EXECUTIVE INCENTIVE PLAN

     On January 1, 1994, the Company established the 1994 Executive Incentive Plan. The 1994 Executive Incentive Plan and 1994 Executive Incentive Plan, as amended effective January 1, 1995 are described in the Report of Compensation Committee on Executive Compensation.

CHANGE IN CONTROL ARRANGEMENTS

     Certain key employees of the Company and its subsidiaries are covered under the Severance Plan for Eligible Employees of Michael Foods, Inc. and its Subsidiaries (the "Severance Plan") should they be terminated without cause within 24 months following a change in control. Generally, the Severance Plan defines a change in control as occurring when a person acquires the power to elect, appoint or cause the election or appointment of at least a majority of the Board or purchases all or substantially all of the properties and assets of the Company; provided, however, that a change in control does not include certain acquisitions pursuant to a merger, consolidation or sale of properties and assets. Under the Severance Plan, certain key employees would be entitled to receive a lump sum payment equal to two times total annual compensation. Annual compensation is defined as the employee's highest annual rate of salary (excluding bonuses, benefits, allowances, etc.) within the three calendar year periods prior to the date of termination of employment; provided, however, that if the employee has been employed by the Company or a predecessor for less than three years, total annual compensation means the highest annualized salary during the period of employment.

     The Company's severance compensation agreements with Messrs. Ostrander, Shapiro, Rodriguez, Goucher and Reedy are contained in their respective Employment Agreements (see "OSTRANDER EMPLOYMENT AGREEMENT," "SHAPIRO
EMPLOYMENT AGREEMENTS," "RODRIGUEZ EMPLOYMENT AGREEMENT," "GOUCHER
EMPLOYMENT AGREEMENT" and "REEDY EMPLOYMENT AGREEMENT") that are effective upon termination of employment without cause, which includes termination after a change in control of the Company. In the event of a change in control of the Company, all options to purchase Common Stock become fully vested. A transaction where the Company's stockholders, directly or indirectly, retain in excess of fifty percent of the voting control over the Company would not trigger this vesting feature.

DESCRIPTION OF STOCK OPTION PLANS FOR KEY EMPLOYEES

     On March 20, 1987, the Company adopted the Stock Option Plans. These plans provide for the grant of options to purchase shares of Common Stock to key employees of the Company and its subsidiaries as determined by the Compensation Committee of the Board (the "Committee"). The aggregate number of shares of Common Stock as to which options may be awarded under the Stock Option Plans currently is 2,332,700. The maximum aggregate number of shares of Common Stock as to which options may be granted under the Stock Option Plans to any one employee is 337,500 shares. The Stock Option Plans play a critical role in the Company's compensation strategy of providing performance incentives to attract and retain certain key individuals and to give such individuals a direct financial interest in the future success and profitability of the Company.

     The Incentive Stock Option Plan provides for the granting of "incentive stock options" within the meaning of Section 422A of the Code. Among other restrictions, an option granted under the Incentive Stock Option Plan cannot, in general, be exercised during the first 12 months after the date of its grant, and will become exercisable ratably over the first five years. Options granted under the plan expire not later than 10 years after grant. The Non-Qualified Stock Option Plan provides for the granting of options which do not qualify as "incentive stock options" within the meaning of Section 422A of the Code. Although the Committee has not done so, the Non-Qualified Stock Option Plan permits the Committee to grant, in its discretion, new options to replace options surrendered for cancellation, but the new option grants must meet all Non-Qualified Stock Option Plan requirements. As with the Incentive Stock Option Plan, options granted under the Non-Qualified Stock Option Plan cannot, in general, be exercised during the first 12 months after the date of grant, will become exercisable ratably over the first five years, and expire not later than 10 years after the grant. The option price per share for options granted under the Stock Option Plans is not less than the fair market value of a share of Common Stock on the date of grant. An optionee generally must pay the full exercise price of an option in cash. The Stock Option Plans are subject to amendment by the Committee subject to the restriction that, in general, the Committee may not increase the number of shares of Common Stock which may be issued under the Stock Option Plans or the class of employees eligible to be granted options.

DESCRIPTION OF STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     In 1992, the Board approved a Stock Option Plan for Non-Employee Directors (the "Director Plan"), which was subsequently approved by the Company's stockholders. The purpose of the Director Plan is to aid the Company in attracting and retaining non-employee directors by enabling the acquisition of a financial interest in the Company by non-employee directors through the issuance of shares of Common Stock with respect to his or her services as a director of the Company. The Director Plan also memorializes the Company's practice since inception of granting options to purchase Common Stock to non-employee directors upon their election or appointment as a director.

     The Director Plan provides that non-employee directors will receive, upon their initial election or appointment, an option to purchase 5,000 shares of Common Stock at the then fair market value of the Common Stock. The Director Plan also provides for the grant of an option to purchase an additional 5,000 shares of Common Stock upon each director's subsequent five year anniversary of participation on the Board. The options become exercisable in full one year after the date of grant and expire ten years from the date of grant. The Board currently has eight non-employee directors and 35,000 shares of Common Stock are currently subject to options granted to non-employee directors under the Director Plan.

     The number of shares of Common Stock remaining available for issuance under the Director Plan is 115,000. This number will be subject to adjustment in the event of stock splits, reclassifications of shares of Common Stock, recapitalizations, stock dividends or similar adjustments in the Common Stock.

     The Board may amend the Director Plan to conform it to securities laws or other laws, or to comply with stock exchange rules or requirements. However, the Board may not amend the Director Plan to change: (i) the total number of shares of Common Stock as to which options may be granted; (ii) the class of persons eligible to receive options under the Director Plan; (iii) the manner of determining option prices; (iv) the period during which the options may be granted or exercised; or (v) the provisions relating to the administration of the Director Plan by the Board. The Board may terminate the Director Plan without stockholder approval.

OPTION GRANTS IN LAST YEAR

                                                                                                  POTENTIAL
                                                                                               REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL
                                   NUMBER OF      % OF TOTAL                                    RATES OF STOCK
                                   SECURITIES      OPTIONS       EXERCISE OR                  PRICE APPRECIATION
                                   UNDERLYING     GRANTED TO     BASE PRICE                   FOR OPTION TERM(4)
                                    OPTIONS      EMPLOYEES IN     PER SHARE     EXPIRATION    ------------------
              NAME                 GRANTED(1)     LAST YEAR       ($/SH)(2)      DATE(3)      5% ($)     10% ($)
- --------------------------------   ----------    ------------    -----------    ----------    -------    -------
Gregg A. Ostrander..............     40,000          22.7           10.00         01/03/05    251,558    637,497
Jeffrey M. Shapiro..............     15,000           8.5           10.00         01/03/05     94,334    239,061
Norman A. Rodriguez.............         --            --              --               --         --         --
Bill L. Goucher.................     20,000          11.4           10.00         01/03/05    125,779    318,748
John D. Reedy...................     27,000          15.3           10.00         01/03/05    169,802    430,310

- ------------------------
(1) All options granted in 1995 are exercisable in cumulative 20% installments commencing one year from date of grant, with full vesting occurring on the fifth anniversary date. Vesting may be accelerated in certain events relating to a change in control of the Company.

(2) All options were granted at an exercise price of $10.00 per share as specified by the Committee, such price being in excess of the fair market value of the Common Stock relative to the last reported price on date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or the tax withholding obligations related to exercises only may also be paid by offset of the underlying shares, subject to certain conditions.

(3) All options have a ten year term, subject to termination of employment.

(4) Potential gains are reported net of the option exercise price, but before taxes associated with exercise. THESE AMOUNTS REPRESENT CERTAIN ASSUMED RATES OF APPRECIATION ONLY. ACTUAL GAINS, IF ANY, ON STOCK OPTION EXERCISES ARE DEPENDENT ON THE FUTURE PERFORMANCE OF THE COMMON STOCK, OVERALL STOCK MARKET CONDITIONS, AS WELL AS THE OPTIONHOLDER'S CONTINUED EMPLOYMENT THROUGH THE VESTING PERIOD. THE AMOUNTS REFLECTED IN THIS TABLE MAY NOT NECESSARILY BE REALIZED.

OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES

     There were no option exercises by the named executive officers in 1995. The following table provides information related to the number and value of options held at December 31, 1995 by the named executive officers.

                                                                                      VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED                IN-THE-MONEY
                                                      OPTIONS AT YEAR-END          OPTIONS AT YEAR-END($)(1)
                                                  ----------------------------    ----------------------------
                     NAME                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
- -----------------------------------------------   -----------    -------------    -----------    -------------
Gregg A. Ostrander.............................      24,000          86,000          69,000         203,500
Jeffrey M. Shapiro.............................      81,326          20,017         291,281          28,875
Norman A. Rodriguez............................      65,876           4,906           3,000           4,500
Bill L. Goucher................................       8,000          32,000          29,000          76,000
John D. Reedy..................................      39,518          30,942          35,344          48,375

- -------------------------
(1) The closing price for the Common Stock on December 29, 1995 was $11.625. The value is calculated on the basis of the difference between the option exercise price and $11.625 multiplied by the number of shares of Common Stock underlying the options.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of April 15, 1996 with respect to the beneficial holdings of each person or entity known by the Company to own beneficially more than 5% of the outstanding Common Stock.

                                                                       NUMBER OF SHARES       PERCENT
                         NAME AND ADDRESS                            BENEFICIALLY OWNED(1)    OF CLASS
- ------------------------------------------------------------------   ---------------------    --------
North Star Universal, Inc.........................................         7,365,187(2)         38.0%
610 Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, Minnesota 55416
State of Wisconsin Investment Board...............................         1,795,000             9.3%
P.O. Box 7842
Madison, Wisconsin 53707
Sanford C. Bernstein & Co., Inc...................................           971,634             5.0%
One State Street Plaza
New York, New York 10004

- -------------------------
(1) Owned of record and beneficially, except as otherwise noted.

(2) Includes 4,050 shares owned of record or beneficially by James Michael and 6,187 shares owned of record or beneficially by Jeffrey Michael.

SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of April 15, 1996 with respect to the beneficial holdings of each director and nominee, each named executive officer and all executive officers and directors as a group.

                                                                  NUMBER OF SHARES            PERCENT
                  NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED(1)         OF CLASS
- -------------------------------------------------------------   ---------------------         --------
Directors and Nominees:
  James H. Michael...........................................         7,359,000(2)              38.0%
  Gregg A. Ostrander.........................................            59,337(4)                 *
  Richard A. Coonrod.........................................             6,000(3)                 *
  Miles E. Efron.............................................                --                   --
  Orville L. Freeman.........................................             5,000(3)                 *
  Arvid C. Knudtson..........................................             6,000(3)                 *
  Joseph D. Marshburn........................................             5,000(3)                 *
  Jeffrey J. Michael.........................................         7,361,137(2)              38.0%
  Richard G. Olson...........................................           325,928(5)               1.7%
Named Executive Officers:
  Jeffrey M. Shapiro.........................................            97,190(6)                 *
  Norman A. Rodriguez........................................            77,825(7)                 *
  Bill L. Goucher............................................            22,059(8)                 *
  John D. Reedy..............................................            62,104(9)                 *
All Directors and Executive Officers as a Group: (17
  persons)...................................................         8,178,958(10)             42.2%

- -------------------------
  *  Less than 1%

 (1) Owned of record and beneficially, except as otherwise noted.

 (2) Includes 7,354,950 shares of Common Stock owned of record by NSU. Messrs. James Michael and Jeffrey Michael directly or beneficially own in the aggregate approximately 60% of the common stock of NSU. See "PRINCIPAL STOCKHOLDERS."

 (3) Includes 5,000 shares of Common Stock as to which Messrs. Coonrod, Freeman, Knudtson and Marshburn each have the right to acquire beneficial ownership within 60 days by the exercise of options granted to non-employee directors upon their election or appointment. See "DESCRIPTION OF STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS."

 (4) Includes 46,000 shares of Common Stock as to which Mr. Ostrander has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

 (5) Includes 325,928 shares of Common Stock as to which Mr. Olson has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

 (6) Includes 87,343 shares of Common Stock as to which Mr. Shapiro has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

 (7) Includes 68,782 shares of Common Stock as to which Mr. Rodriguez has the right to acquire beneficial ownership within 60 days by the exercise of options granted and 505 shares of Common Stock held in an Individual Retirement Account.

 (8) Includes 16,000 shares of Common Stock as to which Mr. Goucher has the right to acquire beneficial ownership within 60 days by the exercise of options granted.

 (9) Includes 46,860 shares of Common Stock as to which Mr. Reedy has the right to acquire beneficial ownership within 60 days by the exercise of options granted and 10,000 shares of Common Stock held for his benefit in a Money Purchase Pension (Keogh) Account.

(10) Includes 120 shares and 750 shares of Common Stock held in two executive officers' Individual Retirement Account, 230 shares held in a Simplified Employee Plan for an executive officer, 100 shares held by two minor daughters of an executive officer and 736,181 shares of Common Stock as to which certain executive officers and directors have the right to acquire beneficial ownership within 60 days by the exercise of options granted.

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

     Reference is made to Item 10 and Item 12 with respect to the Michael family and NSU's ownership interest in the Company.

RELATED PARTY TRANSACTION

     In December, 1995 the Company, NSU and NSU Merger Co. entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") whereby the Company and NSU plan to complete a tax-free business combination of the two companies in the summer of 1996. Three directors of the Company (Messrs. Efron, James Michael and Jeffrey Michael) are also directors of NSU. Between them, Mr. James Michael and Mr. Jeffrey Michael own, or exercise sole voting control over, approximately 60% of the common stock of NSU. NSU, in turn, owns approximately 38% of the Company's Common Stock.

     In a related agreement, NSU, Mr. James Michael and Mr. Jeffrey Michael, for themselves and on behalf of certain trusts that are shareholders of NSU (the "Michael Family Shareholders"), agreed that for two years following the business combination described above, the Michael Family Shareholders will be entitled to designate two nominees to the Board of Directors of the resulting company if they collectively own ten percent or more of the outstanding common stock of the resultant company and one nominee for director if their ownership is less than ten percent. The Michael Family Shareholders have designated Mr. Jeffrey Michael and Mr. Miles Efron as their initial nominees to the Board of Directors of the resulting company after the completion of the transaction described above.

     Concurrently with the execution of the Reorganization Agreement, the Michael Family Shareholders, which own an aggregate of 5,685,100 shares of the outstanding NSU common stock (approximately 60%), and NSU entered into an Orderly Disposition and Registration Rights Agreement, dated December
21, 1995 (the "Orderly Disposition Agreement"). Under the Orderly Disposition Agreement, the Michael Family Shareholders have agreed, among other things, to vote the shares of NSU common stock owned by them in favor of NSU's Annual Meeting of Shareholders proposals. The Michael Family Shareholders have also agreed to refrain for a period of two years after the merger from selling, pledging or otherwise disposing of any of the shares of common stock of the resultant company owned by them if the purchaser of such shares owns or would own more than five percent of the outstanding common stock of the resultant company, unless the resultant company is first given an opportunity to purchase such shares. The disposition restrictions do not apply if a tender offer is made for all of the outstanding common stock of the resultant company. In addition, the Michael Family Shareholders are entitled during such two year period to certain registration rights under the Securities Act of 1933, as amended with respect to the common stock owned by them.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A, amending the registrant's Form 10-K for the fiscal year ended December 31, 1995, to be signed on its behalf by the undersigned hereunto authorized.




                                             MICHAEL FOODS, INC.
                                           -----------------------
                                                (Registrant)

Date:  April 26, 1996                   By:  /s/ John D. Reedy
                                           -----------------------
                                             John D. Reedy, Vice
                                             President-Finance, Chief
                                             Financial Officer and
                                             Treasurer