Form 10-Q
period 1996-03-31
MICHAEL FOODS INC
filed 1996-05-14
CIK 811930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number:  0-15568
                         -------
                             MICHAEL FOODS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                        41-1579532
- - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                                    55416
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                               (612) 546-1500
                               --------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]Yes [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 14, 1996 was 19,379,274 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                 March 31,              December 31,
ASSETS                                                                             1996                     1995
- - ------                                                                             ----                     ----
CURRENT ASSETS
 Cash and cash equivalents                                                        $404,000                $1,921,000
 Accounts receivable, less allowances                                           46,719,000                40,583,000
 Inventories                                                                    58,006,000                58,845,000
 Prepaid expenses and other                                                      2,150,000                 1,622,000
                                                                              ------------              ------------
   Total current assets                                                        107,279,000               102,971,000

PROPERTY PLANT AND EQUIPMENT-AT COST
 Land                                                                            4,117,000                 4,117,000
 Buildings and improvements                                                     95,396,000                95,109,000
 Machinery and equipment                                                       209,196,000               203,557,000
                                                                              ------------              ------------
                                                                               308,709,000               302,783,000
 Less accumulated depreciation                                                 124,182,000               118,642,000
                                                                              ------------              ------------
                                                                               184,527,000               184,141,000
OTHER ASSETS
 Goodwill, net                                                                  57,403,000                57,829,000
 Net assets held for sale                                                        3,450,000                 4,431,000
 Other                                                                           9,687,000                 9,855,000
                                                                              ------------              ------------
                                                                                70,540,000                72,115,000
                                                                              ------------              ------------
                                                                              $362,346,000              $359,227,000
                                                                              ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES
 Notes payable                                                                 $44,000,000                       $--
 Current maturities of long-term debt                                           11,728,000                11,731,000
 Accounts payable                                                               27,050,000                27,362,000
 Accrued compensation                                                            3,443,000                 6,543,000
 Accrued insurance                                                               7,141,000                 6,945,000
 Other accrued expenses                                                          9,840,000                 8,295,000
                                                                              ------------              ------------
   Total current liabilities                                                   103,202,000                60,396,000

LONG-TERM DEBT, less current maturities                                         47,098,000                89,690,000
DEFERRED INCOME TAXES                                                           29,114,000                28,566,000
CONTINGENCIES                                                                           --                        --

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued                                                                           --                        --
 Common stock, $.01 par value, 25,000,000 shares authorized, shares issued 19,379,274 at March 31, 1996 and 19,332,001 at
  December 31, 1995                                                                194,000                   193,000
 Additional paid-in capital                                                    112,899,000               112,374,000
 Retained earnings                                                              69,839,000                67,528,000
                                                                              ------------              ------------
                                                                               182,932,000               180,095,000
                                                                              ------------              ------------
                                                                              $362,346,000              $359,227,000
                                                                              ============              ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    Three Months Ended March 31, (Unaudited)


                                                              1996                      1995
                                                              ----                      ----
Net sales                                                 $143,872,000              $126,692,000
Cost of sales                                              124,959,000               106,749,000
                                                          ------------             -------------
  Gross profit                                              18,913,000                19,943,000
Selling, general and administrative expenses                11,525,000                11,803,000
                                                          ------------             -------------
  Operating profit                                           7,388,000                 8,140,000
Other (income) expense
 Interest expense                                            2,028,000                 2,185,000
 Interest capitalized                                          (96,000)                  (20,000)
                                                          ------------             -------------
                                                             1,932,000                 2,165,000
 Interest income                                               (12,000)                  (27,000)
                                                          ------------             -------------
                                                             1,920,000                 2,138,000
                                                          ------------             -------------
  Earnings before income taxes                               5,468,000                 6,002,000
Income tax expense                                           2,190,000                 2,310,000
                                                          ------------             -------------
  NET EARNINGS                                              $3,278,000                $3,692,000
                                                          ============             =============
  NET EARNINGS PER SHARE                                          $.17                      $.19
                                                          ============             =============
  DIVIDENDS PER SHARE                                             $.05                      $.05
                                                          ============             =============
Weighted average shares outstanding                         19,353,000                19,314,000
                                                          ============             =============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, (Unaudited)

                                                                       1996                      1995
                                                                       ----                      ----
Net cash provided by operating activities                           $3,435,000               $11,946,000
Cash flows from investing activities:
 Capital expenditures                                               (6,265,000)               (6,144,000)
 Other assets                                                          875,000                (1,084,000)
                                                                   -----------              ------------
Net cash used in investing activities                               (5,390,000)               (7,228,000)
Cash flows from financing activities:
 Payments on notes payable and long-term debt                      (30,295,000)              (20,411,000)
 Proceeds from notes payable and long-term debt                     31,700,000                17,403,000
 Cash dividends                                                       (967,000)                 (965,000)
                                                                   -----------              ------------
Net cash provided by (used in) financing activities                    438,000                (3,973,000)
                                                                   -----------              ------------
Net increase (decrease) in cash and cash equivalents                (1,517,000)                  745,000
Cash and cash equivalents at beginning of year                       1,921,000                 1,641,000
                                                                   -----------              ------------
Cash and cash equivalents at end of period                            $404,000                $2,386,000
                                                                   ===========              ============

See accompanying notes to condensed consolidated financial statements.

                     MICHAEL FOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1996 and 1995
                                 (Unaudited)

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

Effective the first quarter of 1994, the Company began utilizing a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 1996 and March 31, 1995 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on March 31.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.

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


                                      March 31,     December 31,
                                        1996           1995
                                         ----           ----
Work in process and finished goods    $19,364,000   $19,848,000
Raw materials and supplies             15,150,000    16,597,000
Flocks                                 23,492,000    22,400,000
                                    -------------  ------------
                                      $58,006,000   $58,845,000
                                    =============  ============

NOTE C - NOTES PAYABLE

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At March 31, 1996, the Company had $5,000,000 outstanding at the reference rate of 8.25% and $39,000,000 outstanding at an average variable rate of 5.8%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At March 31, 1996, $11,000,000 of this line was unused.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            March 31, 1996 and 1995
                                  (Unaudited)

NOTE D - CONTINGENCIES

Use of Estimates
- - ----------------
In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Patent Litigation
- - -----------------
The Company had prepaid royalty payments of approximately $8,200,000 at March 31, 1996 and $8,300,000 as of December 31, 1995 included in other assets related to an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. These amounts have arisen as a result of the Company making payments to prosecute and defend the patents related to the exclusive license agreement. The Company has the right to offset up to 50% of otherwise payable royalties for the legal costs which it has incurred to defend patents underlying the exclusive license agreement. In January, 1996, the Company was informed by the U.S. Patent and Trademark Office that a patent examiner rejected the claims under one of the four process patents, which are the subject of the license agreement, in a non-final action. Subsequently, non-final actions have been received in reexamination proceedings on the other three process patents which are the subject of the license agreement and these actions included similar rejections of the claims. Management and the licensor intend to present additional arguments and evidence to the examiner pointing out reasons why the rejections should be withdrawn. Furthermore, should the examiner choose not to withdraw the rejections, management intends to appeal the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. Based upon current and expected product volume levels, the Company expects to fully recover the remaining prepaid royalties over the useful life of the exclusive license agreement. However, there can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied after all appeals have been concluded, the Company would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

Product Litigation
- - ------------------
In the fall of 1994, a customer of the Company recalled product which was potentially contaminated and is settling claims with consumers who became ill after eating the product before the recall. The customer has filed a suit, whereby the Company is a co-defendant with other companies alleged to have supplied contaminated product to the customer's plant. The customer is seeking damages for losses incurred, as well as alleged loss of past and future profits. Management and its counsel believe the Company has substantial defenses to the allegations and believe it is unlikely the Company will incur a loss from this claim materially in excess of its insurance coverage.

Other Litigation
- - ----------------
The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its results of operations, liquidity or consolidated financial position.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 31, 1996 VS THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                                   Three Months Ended March 31,
                                  ------------------------------
                                      1996            1995
                                  --------------  --------------
Egg Products                           44%             41%
Refrigerated Distribution              35              34
Potato Products                        16              16
Dairy Products                         12              13
Intercompany Sales                     (7)             (4)
                                    -----           -----
TOTAL                                 100%            100%
                                    =====           =====

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                                   Three Months Ended March 31,
                                  ------------------------------
                                      1996            1995
                                  --------------  --------------
Egg Products                           64%             60%
Refrigerated Distribution              23              13
Potato Products                         2              18
Dairy Products                         11               9
                                   ------          ------
TOTAL                                 100%            100%
                                   ======          ======

The Egg Products Division had higher dollar sales and lower dollar earnings in the period ended March 31, 1996, as compared to the results of the same period in 1995. The shell egg line operated at a loss in both periods. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were sharply higher in the 1996 period than in the 1995 period, reflecting substantially higher market prices for corn and soybean meal. This more than offset an approximate 35% year-over-year increase in egg prices as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales were strong for certain value-added egg products, notably Easy Eggs(R) (extended shelf-life liquid whole eggs) and MicroFresh (frozen omelets, patties and curds), which partially offset the feed cost pressures.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended March 31, 1996, as compared to the results of the same period in 1995. Unit sales were strong for core refrigerated grocery items, reflecting, in part, new account activity and new product introductions. This volume improvement, along with pricing improvements in certain product lines and tight expense management, allowed for divisional margin improvement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


THREE MONTHS ENDED MARCH 31, 1996 VS THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS, CONT.

The Potato Products Division had higher dollar sales and lower dollar earnings in the period ended March 31, 1996, as compared to the results of the same period in 1995. While a competitive environment in the french fry processing industry depressed unit sales for frozen potato products, value-added refrigerated potato product unit sales increased. Cost pressures, from procuring expensive open market potatoes to complement potatoes delivered under contract, and processing yield pressures, from the utilization of large amounts of under-sized potatoes, primarily resulted in a significant reduction in the divisional profit margin.

The Dairy Products Division had higher dollar sales and flat dollar earnings in the period ended March 31, 1996, as compared to the results of the same period in 1995. Unit sales were relatively flat and were hampered by a harsh winter throughout most of the U. S. Pricing and operating costs were comparatively flat year-over-year.

The decline in gross profit margin of the Company for the period ended March 31, 1996, as compared to the results of the same period in 1995, reflected the factors discussed above, particularly the significant raw material issues evident in the Egg Products and Potato Products divisions. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. However, in the most recent period finished product pricing did not increase rapidly enough to offset the pressures from raw material cost and quality issues. Selling, general and administrative expenses decreased as a percent of sales in the period ended March 31, 1996, as compared to the results of the same period in 1995, due to the significant sales increase and effective management of operating expenses across the Company.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 19% of that division's net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs(R) product line now accounts for approximately 41% of the Egg Products Division's net sales and was a comparable percent of sales in the first quarter of 1995. The remainder of Egg Products Division sales are derived from the sale of other value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first quarter of 1996 was approximately 35% above first quarter 1995 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

The Company's refrigerated distribution operations derive approximately 70% of that division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, which are generally produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


GENERAL, CONT.

The Potato Products Division now derives approximately 65% of its net sales from the refrigerated potato products line. The Potato Products Division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on Potato Products Division operating results. The impact of raw material costs within the Potato Products Division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales.

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

The Company invested approximately $6,300,000 in capital expenditures during the three months ended March 31, 1996. The Company's 1996 plan calls for approximately $29,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of March 31, 1996, approximately $44,000,000 was borrowed under this line of credit.

SEASONALITY

Consolidated quarterly operating results are affected by the seasonality of the Company's net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Generally, refrigerated distribution operations experience higher net sales and operating profits in the fourth quarter. Operating profits from potato products are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Operating profits from dairy operations typically are significantly higher in the second and third quarters due to increased consumption of ice milk and ice cream products during the summer months.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)  Exhibit

27.1 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MICHAEL FOODS, INC.
                           --------------------------------------
                           (Registrant)

Date:  May 14, 1996           By:  /s/  Gregg A. Ostrander
                                   -------------------------------
                                   Gregg A. Ostrander
                                   (President and Chief Executive Officer)


Date:  May 14, 1996           By:  /s/  John D. Reedy
                                   --------------------------------------------
                                   John D. Reedy
                                   (Vice President - Finance, Treasurer,
                                   Chief Financial Officer and Principal
                                   Accounting Officer)