Form 10-K/A
period 1995-12-31
MICHAEL FOODS INC
filed 1996-05-28
CIK 811930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              AMENDMENT NO. 2 TO
                                 FORM 10-K/A

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the calendar year ended December 31, 1995 as set forth in the page attached hereto:

The Registrant (the "Company") hereby amends Part II as follows:

        Item 7-Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------------
        Results of Operations
        ---------------------

        Reference is made to pages 3-6 of the Company's Annual Report to Stockholders for 1995 for additional information regarding the 1995 operating results of the Company's four divisions, including discussion regarding the impacts of certain commodity-sensitive products on the operations of the Company.


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




                                             MICHAEL FOODS, INC.
                                           -----------------------
                                                (Registrant)

Date:  May 28, 1996                   By:  /s/ John D. Reedy
                                           -----------------------
                                             John D. Reedy, Vice
                                             President-Finance, Chief
                                             Financial Officer and
                                             Treasurer