Form 10-Q
period 1996-06-30
MICHAEL FOODS INC
filed 1996-08-13
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1996
                              --------------------------------------------------

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -------------------------------------

Commission File Number:  0-15568
                       ---------------------------------------------------------


                               MICHAEL FOODS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                               41-1579532
- --------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)



Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                           55416
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)



                                 (612) 546-1500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [ X ]Yes  [   ]No

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 13, 1996 was 19,395,731 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
================================================================================

                                                      June 30,    December 31,
ASSETS                                                  1996          1995
- ------                                             ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                        $    650,000   $  1,921,000
  Accounts receivable, less allowances               47,181,000     40,583,000
  Inventories                                        60,835,000     58,845,000
  Prepaid expenses and other                          2,002,000      1,622,000
                                                   ------------   ------------
     Total current assets                           110,668,000    102,971,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                4,114,000      4,117,000
  Buildings and improvements                         97,109,000     95,109,000
  Machinery and equipment                           213,763,000    203,557,000
                                                   ------------   ------------
                                                    314,986,000    302,783,000
  Less accumulated depreciation                     129,427,000    118,642,000
                                                   ------------   ------------
                                                    185,559,000    184,141,000
OTHER ASSETS
  Goodwill, net                                      56,977,000     57,829,000
  Net assets held for sale                            3,267,000      4,431,000
  Other                                               9,650,000      9,855,000
                                                   ------------   ------------
                                                     69,894,000     72,115,000
                                                   ------------   ------------
                                                   $366,121,000   $359,227,000
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                    $ 40,200,000   $         --
  Current maturities of long-term debt               12,722,000     11,731,000
  Accounts payable                                   35,918,000     27,362,000
  Accrued compensation                                4,236,000      6,543,000
  Accrued insurance                                   6,899,000      6,945,000
  Other accrued expenses                              8,620,000      8,295,000
                                                   ------------   ------------
     Total current liabilities                      108,595,000     60,876,000

LONG-TERM DEBT, less current maturities              43,000,000     89,690,000
DEFERRED INCOME TAXES                                29,572,000     28,566,000
CONTINGENCIES                                                --             --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    3,000,000 shares authorized,
    none issued                                              --             --
  Common stock, $.01 par value,
    25,000,000 shares authorized, shares
    issued 19,395,731 at June 30, 1996
    and 19,332,001 at December 31, 1995                 194,000        193,000
  Additional paid-in capital                        112,613,000    112,374,000
  Retained earnings                                  72,147,000     67,528,000
                                                   ------------   ------------
                                                    184,954,000    180,095,000
                                                   ------------   ------------
                                                   $366,121,000   $359,227,000
                                                   ------------   ------------
                                                   ------------   ------------

================================================================================
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Three Months Ended June 30, (Unaudited)
================================================================================

                                                       1996           1995
                                                   ------------   ------------
Net sales                                          $151,678,000   $130,872,000

Cost of sales                                       133,480,000    110,921,000
                                                   ------------   ------------
      Gross profit                                   18,198,000     19,951,000

Selling, general and administrative expenses         10,917,000     11,122,000
                                                   ------------   ------------
      Operating profit                                7,281,000      8,829,000

Other (income) expense
    Interest expense                                  2,006,000      2,050,000

    Interest capitalized                               (166,000)       (32,000)
                                                   ------------   ------------
                                                      1,840,000      2,018,000

    Interest income                                     (16,000)       (52,000)
                                                   ------------   ------------
                                                      1,824,000      1,966,000
                                                   ------------   ------------
      Earnings before income taxes                    5,457,000      6,863,000

Income tax expense                                    2,180,000      2,640,000
                                                   ------------   ------------
      NET EARNINGS                                 $  3,277,000   $  4,223,000
                                                   ------------   ------------
                                                   ------------   ------------
      NET EARNINGS PER SHARE                       $        .17   $        .22
                                                   ------------   ------------
                                                   ------------   ------------
      DIVIDENDS PER SHARE                          $        .05   $        .05
                                                   ------------   ------------
                                                   ------------   ------------
Weighted average shares outstanding                  19,389,000     19,332,000
                                                   ------------   ------------
                                                   ------------   ------------

================================================================================
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      Six Months Ended June 30, (Unaudited)
================================================================================

                                                       1996           1995
                                                   ------------   ------------
Net sales                                          $295,550,000   $257,564,000

Cost of sales                                       258,439,000    217,670,000
                                                   ------------   ------------
      Gross profit                                   37,111,000     39,894,000

Selling, general and administrative expenses         22,442,000     22,925,000
                                                   ------------   ------------
      Operating profit                               14,669,000     16,969,000

Other (income) expense
    Interest expense                                  4,034,000      4,235,000

    Interest capitalized                               (262,000)       (52,000)
                                                   ------------   ------------
                                                      3,772,000      4,183,000

    Interest income                                     (28,000)       (79,000)
                                                   ------------   ------------
                                                      3,744,000      4,104,000
                                                   ------------   ------------
      Earnings before income taxes                   10,925,000     12,865,000

Income tax expense                                    4,370,000      4,950,000
                                                   ------------   ------------
      NET EARNINGS                                 $  6,555,000   $  7,915,000
                                                   ------------   ------------
                                                   ------------   ------------
      NET EARNINGS PER SHARE                       $        .34   $        .41
                                                   ------------   ------------
                                                   ------------   ------------
      DIVIDENDS PER SHARE                          $        .10   $        .10
                                                   ------------   ------------
                                                   ------------   ------------
Weighted average shares outstanding                  19,371,000     19,323,000
                                                   ------------   ------------
                                                   ------------   ------------

================================================================================
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)
================================================================================

                                                       1996           1995
                                                   ------------   ------------
Net cash provided by operating activities          $ 18,814,000   $ 27,580,000

Cash flows from investing activities:
  Capital expenditures                              (12,458,000)   (10,671,000)
  Other assets                                           95,000     (1,535,000)
                                                   ------------   ------------
Net cash used in investing activities               (12,363,000)   (12,206,000)

Cash flows from financing activities:
  Purchase of shares                                   (500,000)            --
  Proceeds from issuance of common stock                213,000             --
  Payments on notes payable and long-term debt      (62,699,000)   (40,732,000)
  Proceeds from notes payable and long-term debt     57,200,000     28,103,000
  Cash dividends                                     (1,936,000)    (1,932,000)
                                                   ------------   ------------
Net cash used in financing activities                (7,722,000)   (14,561,000)
                                                   ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                               (1,271,000)       813,000

Cash and cash equivalents at beginning of year        1,921,000      1,641,000
                                                   ------------   ------------
Cash and cash equivalents at end of period         $    650,000   $  2,454,000
                                                   ------------   ------------
                                                   ------------   ------------

================================================================================
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                             June 30, 1996 and 1995
                                   (Unaudited)

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 1996 and June 30, 1995 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the three month and six month periods ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year.

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

                                                      June 30,    December 31,
                                                        1996          1995
                                                   ------------   ------------
Work in process and finished goods                 $ 23,457,000   $ 19,848,000
Raw materials and supplies                           13,798,000     16,597,000
Flocks                                               23,580,000     22,400,000
                                                   ------------   ------------
                                                   $ 60,835,000   $ 58,845,000
                                                   ------------   ------------
                                                   ------------   ------------

NOTE C - NOTES PAYABLE

The Company has an unsecured revolving line of credit with its principal banks for $55,000,000 with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. At June 30, 1996, the Company had $5,200,000 outstanding at the reference rate of 8.25% and $35,000,000 outstanding at an average variable rate of 5.9%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At June 30, 1996, $14,800,000 of this line was unused.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                             June 30, 1996 and 1995
                                   (Unaudited)

NOTE D - CONTINGENCIES

USE OF ESTIMATES
In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

PATENT LITIGATION
The Company had prepaid royalty payments of approximately $8,200,000 at June 30, 1996 and $8,300,000 as of December 31, 1995 included in other assets related to an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. These amounts have arisen as a result of the Company making payments to prosecute and defend the patents related to the exclusive license agreement. The Company has the right to offset up to 50% of otherwise payable royalties for the legal costs which it has incurred to defend patents underlying the exclusive license agreement. In January, 1996, the Company was informed by the U.S. Patent and Trademark Office that a patent examiner rejected the claims under one of the four process patents, which are the subject of the license agreement, in a non-final action. Subsequently, non-final actions have been received in reexamination proceedings on the other three process patents which are the subject of the license agreement and these actions included similar rejections of the claims. Management and the licensor intend to present additional arguments and evidence to the examiner pointing out reasons why the rejections should be withdrawn. Furthermore, should the examiner choose not to withdraw the rejections, management intends to appeal the decision of the examiner and believes the validity of the patents will ultimately be upheld. During the appeal process, the patents remain valid and in full force and effect. Based upon current and expected product volume levels, the Company expects to fully recover the remaining prepaid royalties over the useful life of the exclusive license agreement. However, there can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied after all appeals have been concluded, the Company would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

PRODUCT LITIGATION
In the fall of 1994, a customer of the Company recalled product which was potentially contaminated and is settling claims with consumers who became ill after eating the product before the recall. The customer has filed a suit, whereby the Company is a co-defendant with other companies alleged to have supplied contaminated product to the customer's plant. The customer is seeking damages for losses incurred, as well as alleged loss of past and future profits. Management and its counsel believe the Company has substantial defenses to the allegations and believe it is unlikely the Company will incur a loss from this claim materially in excess of its insurance coverage.

OTHER LITIGATION
The Company is also engaged in routine litigation incidental to its business, which management believes will not have a material effect upon its results of operations, liquidity or consolidated financial position.


NOTE E - SIGNIFICANT ACQUISITION

The Company has entered into an agreement to purchase Papetti's Hygrade Egg Products, Inc. and its affiliates ("Papetti's") in a cash and stock transaction valued at approximately $85 million. Additionally, the Company is to assume approximately $28 million in debt issued by Papetti's. Papetti's is a producer of further processed egg products with annual sales in excess of $275 million. Pending completion of the due diligence review process and finalization of governmental reviews of the proposed transaction, it is expected that the acquisition will close in the fourth quarter of 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

THREE MONTHS ENDED JUNE 30, 1996 VS THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                        ----           ----
Eggs and Egg Products                                     43%            39%
Refrigerated Distribution                                 32             33
Potato Products                                           14             16
Dairy Products                                            16             17
Intercompany Sales                                        (5)            (5)
                                                        ----           ----
          TOTAL                                          100%           100%
                                                        ----           ----
                                                        ----           ----

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1996           1995
                                                        ----           ----
Eggs and Egg Products                                     54%            50%
Refrigerated Distribution                                 19             15
Potato Products                                            5             15
Dairy Products                                            22             20
                                                        ----           ----
          TOTAL                                          100%           100%
                                                        ----           ----
                                                        ----           ----

The Egg Products Division had higher dollar sales and lower dollar earnings in the period ended June 30, 1996, as compared to the results of the same period in 1995. The shell egg product line operated at a loss in both periods. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were sharply higher in the 1996 period than in the 1995 period, reflecting substantially higher market prices for corn and soybean meal. This more than offset an approximate 27% year-over-year increase in egg prices as reported by Urner Barry Publications - a widely quoted industry pricing service. Significant sales increases were recorded for certain non-commodity and less commodity-sensitive egg products, notably Easy Eggs-Registered Trademark-(extended shelf-life liquid whole eggs), MicroFresh (frozen omelets, patties and curds) and dried products, which helped mitigate the impact of high feed costs on earnings.

The Refrigerated Distribution Division had higher dollar sales and relatively stable dollar earnings in the period ended June 30, 1996, as compared to the results of the same period in 1995. Unit sales increased in the period for distributed products, although sales growth and earnings were constrained by their comparison to the second quarter of 1995, which contained favorable volume impacts from the seasonal Easter holiday period. The 1996 Easter impact was in the first quarter. Additionally, sourcing costs for items such as cheese and butter rose sharply during the quarter and, given normal delays in being able to pass on selling price adjustments, this constrained earnings growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

================================================================================

THREE MONTHS ENDED JUNE 30, 1996 VS THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS, CONT.

The Potato Products Division had higher dollar sales and lower dollar earnings in the period ended June 30, 1996, as compared to the results of the same period in 1995. While a competitive environment in the french fry processing industry and a loss of market share depressed unit sales for frozen potato products, value-added refrigerated potato product unit sales increased. Cost pressures, from procuring more expensive open market potatoes to complement potatoes delivered under contract, and processing yield pressures, from the utilization of large amounts of under-sized potatoes, primarily resulted in a significant reduction in divisional earnings.

The Dairy Products Division had higher dollar sales and lower dollar earnings in the period ended June 30, 1996, as compared to the results of the same period in 1995. While unit sales increased, growth was constrained by declining same-store sales at certain major restaurant accounts and by less-than-favorable weather in much of the division's trade area. Dairy ingredient market prices rose sharply during the quarter. Divisional pricing changes occur on a delayed basis and were insufficient to offset cost increases during the quarter.

The decline in the gross profit margin of the Company for the period ended June 30, 1996, as compared to the results of the same period in 1995, reflected the factors discussed above, particularly the significant raw material issues evident in the Egg Products and Potato Products divisions. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. However, in the 1996 period finished product pricing did not increase rapidly enough to offset the pressures from raw material cost and potato quality issues. Selling, general and administrative expenses decreased as a percent of sales in the period ended June 30, 1996, as compared to the results of the same period in 1995, due to the significant sales increase and effective management of operating expenses across the Company.

SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        1996           1995
                                                        ----           ----
Eggs and Egg Products                                     43%            41%
Refrigerated Distribution                                 34             33
Potato Products                                           15             16
Dairy Products                                            14             15
Intercompany Sales                                        (6)            (5)
                                                        ----           ----
          TOTAL                                          100%           100%
                                                        ----           ----
                                                        ----           ----

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

================================================================================

SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS, CONT.

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        1996           1995
                                                        ----           ----
Eggs and Egg Products                                     59%            55%
Refrigerated Distribution                                 21             14
Potato Products                                            4             16
Dairy Products                                            16             15
                                                        ----           ----
          TOTAL                                          100%           100%
                                                        ----           ----
                                                        ----           ----

The Egg Products Division had higher dollar sales and lower dollar earnings in the six months ended June 30, 1996, as compared to the results of the same period in 1995. The shell egg product line operated at a loss in both periods. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were sharply higher in the 1996 period than in the 1995 period, more than offsetting increased egg prices, which were approximately 32% higher in the first six months of 1996 as compared to the same period in 1995, as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs-Registered Trademark- and MicroFresh, which helped mitigate the impact of high feed costs on earnings.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the six months ended June 30, 1996, as compared to the results of the same period in 1995. Unit sales increased compared to the levels of the first six months of 1995. The combination of volume growth, pricing improvements in certain product lines and tight expense management allowed for divisional profit improvement.

The Potato Products Division had higher dollar sales and lower dollar earnings in the six months ended June 30, 1996, as compared to the results of the same period in 1995. While a competitive environment in the french fry processing industry and a loss of market share depressed unit sales for frozen potato
products,  value-added refrigerated potato product unit sales increased.    Cost
pressures, from procuring more expensive open market potatoes to complement potatoes delivered under contract, and processing yield pressures, from the utilization of large amounts of under-sized potatoes, primarily resulted in a significant reduction in divisional earnings.

The Dairy Products Division had higher dollar sales and lower dollar earnings in the six months ended June 30, 1996, as compared to the results of the same period in 1995. While unit sales increased, growth was constrained by declining same-store sales at certain major restaurant accounts and by less-than-favorable weather in much of the division's trade area during the seasonally important second quarter. Dairy ingredient market prices rose sharply during the second quarter. Divisional pricing changes are made on a delayed basis and did not occur rapidly enough to offset the cost increases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


================================================================================

SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS, CONT.

The decline in the gross profit margin of the Company for the period ended June 30, 1996, as compared to the results of the same period in 1995, reflected the factors discussed above, particularly the significant raw material issues evident in the Egg Products and Potato Products divisions. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. However, in the 1996 period finished product pricing did not increase rapidly enough to offset the pressures from raw material cost and potato quality issues. Selling, general and administrative expenses decreased as a percent of sales in the period ended June 30, 1996, as compared to the results of the same period in 1995, due to the significant sales increase and effective management of operating expenses across the Company.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg products operations derive approximately 15% - 20% of that division's net sales from shell eggs, which are sensitive to commodity price swings. The Easy Eggs-Registered Trademark- product line accounts for approximately 45% of the Egg Products Division's net sales and was a comparable percent of sales in the first half of 1995. The remainder of Egg Products Division sales are derived from the sale of other value-added egg products. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first half of 1996 was approximately 32% above first half 1995 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

The Company's refrigerated distribution operations derive approximately 70% of that division's net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of refrigerated distribution sales are from shell eggs, some of which are produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

The Potato Products Division derives approximately 65% of its net sales from the refrigerated potato products line. The potato products division typically purchases 80%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at open market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Small variations in the purchase price of raw materials or the selling price per pound of end products can have a significant effect on potato products division operating results. The impact of raw material costs within the Potato Products Division has been reduced in recent years due to significant increases in higher value-added refrigerated potato products sales.

The Dairy Products Division sells its products primarily on a cost-plus basis and, therefore, the division's earnings are not typically affected greatly by raw ingredient price fluctuations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

================================================================================

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

The Company has entered into an agreement to purchase Papetti's Hygrade Egg Products, Inc. and its affiliates ("Papetti's") in a cash and stock transaction valued at approximately $85 million. Additionally, the Company is to assume approximately $28 million in debt issued by Papetti's. Papetti's is a producer of further processed egg products with annual sales in excess of $275 million. The acquisition is expected to close in the fourth quarter. Approximately 60% of the purchase price is to be in the form of cash and the Company is exploring financing alternatives to fund this outlay, as well as the possible refinancing of the debt to be assumed. It is expected that these financing needs will be met through a combination of senior debt issuance and modifying the Company's unsecured line of credit.

The Company invested approximately $13,200,000 in capital expenditures during the six months ended June 30, 1996. The Company's 1996 plan calls for approximately $31,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $55,000,000 with its principal banks. As of June 30, 1996, approximately $40,200,000 was borrowed under this line of credit.

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

================================================================================

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

10.107 Resolution adopted by the Board of Directors on June 26, 1996, amending the Severance Plan for Eligible Employees of Michael Foods, Inc. and Subsidiaries and extending its termination date for one additional year.

27.1      Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

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


                                   MICHAEL FOODS, INC.
                                   -------------------------------------------
                                   (Registrant)



Date:  August 13, 1996                  By: /s/ Gregg A. Ostrander
                                            ----------------------------------
                                                Gregg A. Ostrander
                                                (President and Chief
                                                Executive Officer)



Date:  August 13, 1996                  By: /s/ John D. Reedy
                                            ----------------------------------
                                                John D. Reedy
                                                (Vice President - Finance,
                                                Treasurer, Chief Financial
                                                Officer and Principal
                                                Accounting Officer)