Form 10-Q
period 1996-09-30
MICHAEL FOODS INC
filed 1996-11-08
CIK 811930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                               -------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:  0-15568
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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 1, 1996 was 19,395,731 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


==============================================================================================================
                                                                            September 30,     December 31,
ASSETS                                                                          1996              1995
------                                                                      ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                 $  2,966,000     $  1,921,000
  Accounts receivable, less allowances                                        50,472,000       40,583,000
  Inventories                                                                 57,875,000       58,845,000
  Prepaid expenses and other                                                   3,059,000        1,622,000
                                                                            ------------     ------------
  Total current assets                                                       114,372,000      102,971,000

PROPERTY PLANT AND EQUIPMENT-AT COST
  Land                                                                         4,140,000        4,117,000
  Buildings and improvements                                                  98,198,000       95,109,000
  Machinery and equipment                                                    219,884,000      203,557,000
                                                                            ------------     ------------
                                                                             322,222,000      302,783,000
  Less accumulated depreciation                                              135,639,000      118,642,000
                                                                            ------------     ------------
                                                                             186,583,000      184,141,000
OTHER ASSETS
  Goodwill, net                                                               56,550,000       57,829,000
  Net assets held for sale                                                     3,050,000        4,431,000
  Other                                                                        9,514,000        9,855,000
                                                                            ------------     ------------
                                                                              69,114,000       72,115,000
                                                                            ------------     ------------
                                                                            $370,069,000     $359,227,000
                                                                            ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Notes payable                                                             $ 38,700,000     $         --
  Current maturities of long-term debt                                        12,709,000       11,731,000
  Accounts payable                                                            37,674,000       27,362,000
  Accrued compensation                                                         4,389,000        6,543,000
  Accrued insurance                                                            6,907,000        6,945,000
  Other accrued expenses                                                      11,713,000        8,295,000
                                                                            ------------     ------------
  Total current liabilities                                                  112,092,000       60,876,000
LONG-TERM DEBT, less current maturities                                       42,910,000       89,690,000
DEFERRED INCOME TAXES                                                         29,758,000       28,566,000
CONTINGENCIES                                                                         --               --
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
  none issued                                                                         --               --
  Common stock, $.01 par value, 25,000,000 shares authorized, shares issued 19,395,731 at September 30, 1996 and 19,332,001 at
  December 31, 1995                                                              194,000          193,000
Additional paid-in capital                                                   112,613,000      112,374,000
Retained earnings                                                             72,502,000       67,528,000
                                                                            ------------     ------------
                                                                             185,309,000      180,095,000
                                                                            ------------     ------------
                                                                            $370,069,000     $359,227,000
                                                                            ============     ============
==============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended September 30, (Unaudited)



                                                                   1996                  1995
                                                              ------------           ------------
Net sales                                                     $159,928,000           $136,257,000
Cost of sales                                                  144,828,000            116,243,000
                                                              ------------           ------------
  Gross profit                                                  15,100,000             20,014,000
Selling, general and administrative expenses                    11,155,000             11,367,000
                                                              ------------           ------------
  Operating profit                                               3,945,000              8,647,000
Other (income) expense
 Interest expense                                                1,976,000              1,841,000
 Interest capitalized                                             (234,000)               (61,000)
                                                              ------------           ------------
                                                                 1,742,000              1,780,000
 Interest income                                                   (12,000)               (12,000)
                                                              ------------           ------------
                                                                 1,730,000              1,768,000
                                                              ------------           ------------
 Earnings before income taxes                                    2,215,000              6,879,000
Income tax expense                                                 890,000              2,650,000
                                                              ------------           ------------
  NET EARNINGS                                                $  1,325,000           $  4,229,000
                                                              ============           ============
  NET EARNINGS PER SHARE                                      $        .07           $        .22
                                                              ============           ============
  DIVIDENDS PER SHARE                                         $        .05           $        .05
                                                              ============           ============
Weighted average shares outstanding                             19,396,000             19,332,000
                                                              ============           ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  Nine Months Ended September 30, (Unaudited)



                                                              1996                 1995
                                                              ----                 ----
Net sales                                                 $455,478,000         $393,821,000
Cost of sales                                              403,267,000          333,913,000
                                                          ------------         ------------
  Gross profit                                              52,211,000           59,908,000
Selling, general and administrative expenses                33,597,000           34,292,000
                                                          ------------         ------------
  Operating profit                                          18,614,000           25,616,000
Other (income) expense
 Interest expense                                            6,010,000            6,076,000
 Interest capitalized                                         (496,000)            (113,000)
                                                          ------------         ------------
                                                             5,514,000            5,963,000
  Interest income                                              (40,000)             (91,000)
                                                          ------------         ------------
                                                             5,474,000            5,872,000
                                                          ------------         ------------
 Earnings before income taxes                               13,140,000           19,744,000
Income tax expense                                           5,260,000            7,600,000
                                                          ------------         ------------
   NET EARNINGS                                           $  7,880,000         $ 12,144,000
                                                          ============         ============
   NET EARNINGS PER SHARE                                 $        .41         $        .63
                                                          ============         ============
   DIVIDENDS PER SHARE                                    $        .15         $        .15
                                                          ============         ============
Weighted average shares outstanding                         19,379,000           19,326,000
                                                          ============         ============
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, (Unaudited)

                                                      1996                  1995
                                                      ----                  ----
Net cash provided by operating activities         $ 30,965,000          $ 40,927,000

Cash flows from investing activities:
  Capital expenditures                             (20,594,000)          (17,275,000)
  Net assets held for sale                             800,000               453,000
  Other assets                                         168,000            (2,321,000)
                                                 -------------        --------------
Net cash used in investing activities              (19,626,000)          (19,143,000)

Cash flows from financing activities:
 Purchase of shares                                   (500,000)                   --
 Proceeds from issuance of common stock                213,000                    --
 Payments on notes payable and long-term debt      (99,916,000)          (69,743,000)
 Proceeds from notes payable and long-term debt     92,814,000            51,503,000
 Cash dividends                                     (2,905,000)           (2,898,000)
                                                 -------------        --------------
Net cash used in financing activities              (10,294,000)          (21,138,000)
                                                 -------------        --------------
Net increase in cash and cash equivalents            1,045,000               646,000
Cash and cash equivalents at beginning of year       1,921,000             1,641,000
                                                 -------------        --------------
Cash and cash equivalents at end of period        $  2,966,000          $  2,287,000
                                                 =============        ==============
See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995
                                  (Unaudited)

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

The Company utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 1996 and September 30, 1995 each include thirteen weeks of operations. For clarity of presentation, the Company has described all periods presented as if the quarter ended on September 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.

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


                                    September 30,  December 31,
                                        1996           1995
                                    -------------  ------------
Work in process and finished goods    $21,873,000   $19,848,000
Raw materials and supplies             13,690,000    16,597,000
Flocks                                 22,312,000    22,400,000
                                      -----------   -----------
                                      $57,875,000   $58,845,000
                                      ===========   ===========

NOTE C - LONG-TERM DEBT

The Company has an unsecured revolving line of credit with its principal banks with interest payable at the banks' reference rates, or alternative variable rates, at the Company's option. The revolving line of credit was increased from $55,000,000 to $65,000,000 subsequent to the end of the third quarter. At September 30, 1996, the Company had $2,700,000 outstanding at the reference rate of 8.25% and $36,000,000 outstanding at an average variable rate of 5.9%. This revolving line of credit, which matures on March 31, 1997, contains certain restrictive covenants similar to the covenants contained in the Company's senior promissory notes. At September 30, 1996, $16,300,000 of the then available $55,000,000 revolving line of credit was unused.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995
                                  (Unaudited)

NOTE D - CONTINGENCIES

Use of Estimates

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Patent Litigation

The Company had prepaid royalty payments of approximately $8,000,000 at September 30, 1996 and $8,300,000 as of December 31, 1995 included in other assets related to an exclusive license agreement for the production and sale of extended shelf-life liquid egg products. These amounts have arisen as a result of the Company making payments to prosecute and defend the patents related to the exclusive license agreement. The Company has the right to offset up to 50% of otherwise payable royalties for the legal costs which it has incurred to defend patents underlying the exclusive license agreement. The Company has been informed by the U.S. Patent and Trademark Office that a patent examiner has rejected the claims under the four process patents, which are the subject of the license agreement. Management and the licensor intend to appeal the decision of the examiner and believe the validity of the patents will ultimately be upheld. Counsel to the Company and the licensor estimates a full appeal process could take two years. During the appeal process, the patents remain valid and in full force and effect. Based upon current and expected product volume levels, the Company expects to fully recover the remaining prepaid royalties over the useful life of the exclusive license agreement. However, there can be no assurance that the Company will be able to fully recover its prepaid royalty payments. If the patents are ultimately denied after all appeals have been concluded, the Company would continue to produce and market the products currently subject to the license agreement without incurring royalty cost.

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

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995
                                  (Unaudited)


NOTE E - SIGNIFICANT ACQUISITION

In June, 1996, the Company entered into an agreement to purchase Papetti's Hygrade Egg Products, Inc. and its affiliates ("Papetti's") in a cash and stock transaction, along with other consideration, valued in total at approximately $91 million. Additionally, the Company is to assume approximately $28 million in debt issued by Papetti's. Papetti's is a producer of further processed egg products with annual sales in excess of $275 million and total assets of approximately $100 million. The cash portion of the purchase price is approximately $48 million and the Common Stock portion is payable with 3.4 million shares. This acquisition transaction will also resolve the patent litigation presently pending between the parties (see Note D). Pending satisfactory completion of the due diligence review process and securing of financing to fund the proposed transaction, it is expected that the acquisition will close late in the fourth quarter of 1996 or the first quarter of 1997.

NOTE F - REORGANIZATION AGREEMENT

In December, 1995, the Company entered into a Reorganization Agreement with
North Star Universal, Inc. ("North Star") and NSU Merger Co.   The
Reorganization Agreement was amended in September, 1996. North Star holds approximately 38% of the Company's Common Stock. The effect of the transactions set forth in the Reorganization Agreement is to distribute these shares to North Star's shareholders after a certain portion of the holdings are effectively retired to the Company's treasury in consideration for the Company assuming North Star's net indebtedness, which is estimated to be approximately $27 million. Following the reorganization, North Star will be renamed Michael Foods, Inc. and will be comprised of the present operations and management of the Company. It is expected that the transactions will close in the first quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 VS THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                           Three Months Ended September 30,
                           --------------------------------
                                  1996            1995
                               ----------      ----------
Eggs and Egg Products              42%              42%
Refrigerated Distribution          32               32
Potato Products                    13               16
Dairy Products                     18               15
Intercompany Sales                 (5)              (5)
                                  ---              ---
        TOTAL                     100%             100%
                                  ===              ===

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                           Three Months Ended September 30,
                           -------------------------------
                                  1996            1995
                               ----------      ----------
Eggs and Egg Products              61%              61%
Refrigerated Distribution          35               15
Potato Products                   (38)               6
Dairy Products                     42               18
                                  ---              ---
        TOTAL                     100%             100%
                                  ===              ===

The Eggs and Egg Products Division had higher dollar sales and lower dollar earnings in the period ended September 30, 1996, as compared to the results of the same period in 1995. The shell egg category operated at a loss in both periods. Profitability was lower for most egg products, but increased for certain egg products. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were approximately 70% higher in the 1996 period than in the 1995 period, reflecting substantially higher market prices for corn and soybean meal. This more than offset an approximate 20% year-over-year increase in egg prices as reported by Urner Barry Publications - a widely quoted industry pricing service. Significant sales increases were recorded for certain non-commodity, and less commodity-sensitive, egg products, notably Easy Eggs (R)(extended shelf-life liquid whole eggs), MicroFresh (frozen omelets, patties and curds) and dried products, which helped mitigate the impact of high feed costs on earnings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


THREE MONTHS ENDED SEPTEMBER 30, 1996 VS THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS, CONT.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1996, as compared to the results of the same period in 1995. Unit sales in core refrigerated items rose significantly. Profit margins expanded mainly as a result of this volume improvement, with additional positive impacts seen from improved pricing in certain lines and effective expense control.

The Potato Products Division had slightly lower dollar sales and operated at a loss in the period ended September 30, 1996, as compared to the results of the same period in 1995. A competitive environment in the french fry processing industry resulted in a loss of market share and depressed unit sales for frozen potato products. This sharply reduced the production efficiencies of the main potato products processing facility. Additionally, cost pressures from procuring more expensive open market potatoes to complement potatoes delivered under contract and processing yield pressures, from the utilization of large amounts of under-sized potatoes, resulted in further divisional earnings pressure.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the period ended September 30, 1996, as compared to the results of the same period in 1995. Unit sales rose significantly, due to favorable weather throughout much of the Division's trade territory, excellent volume growth at a satellite plant, growth in shelf-stable coffee creamer sales and the addition of major new customers. Dairy ingredient costs rose sharply during the quarter, reflecting a tight milk supply in the United States, which somewhat reduced overall operating profit margins.

The decline in the gross profit margin of the Company for the period ended September 30, 1996, as compared to the results of the same period in 1995, reflected the factors discussed above, particularly the significant raw material issues evident in the Egg Products and Potato Products divisions. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. However, in the 1996 period finished product pricing did not increase rapidly enough to offset the pressures from raw material cost and potato quality issues. Selling, general and administrative expenses decreased as a percent of sales in the period ended September 30, 1996, as compared to the results of the same period in 1995, due to the significant sales increase and effective management of operating expenses across the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NINE MONTHS ENDED SEPTEMBER 30, 1996 VS NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales accounted for by each of the Company's operating divisions for the periods indicated:


                           Nine Months Ended September 30,
                           ------------------------------
                                1996            1995
                             ----------      ----------
Eggs and Egg Products             43%             41%
Refrigerated Distribution         33              33
Potato Products                   14              16
Dairy Products                    16              15
Intercompany Sales                (6)             (5)
                                 ---             ---
        TOTAL                    100%            100%
                                 ===             ===

The following table sets forth the percentage of divisional operating earnings (before corporate, interest and income tax expenses) accounted for by each of the Company's operating divisions for the periods indicated:


                           Nine Months Ended September 30,
                           -------------------------------
                                1996            1995
                             ----------      ----------
Eggs and Egg Products             60%             57%
Refrigerated Distribution         24              15
Potato Products                   (7)             13
Dairy Products                    23              15
                                 ---             ---
        TOTAL                    100%            100%
                                 ===             ===

The Eggs and Egg Products Division had higher dollar sales and lower dollar earnings in the nine months ended September 30, 1996, as compared to the results of the same period in 1995. The shell egg category operated at a loss in both periods. Feed costs, which typically represent roughly two-thirds of the cost of producing an egg, were sharply higher in the 1996 period than in the 1995 period, more than offsetting increased egg prices, which were approximately 24% higher in the first nine months of 1996 as compared to the same period in 1995, as reported by Urner Barry Publications - a widely quoted industry pricing service. Sales increased for certain value-added egg products, notably Easy Eggs (R) and MicroFresh, which helped mitigate the impact of high feed costs on earnings.

The Refrigerated Distribution Division had higher dollar sales and higher dollar earnings in the nine months ended September 30, 1996, as compared to the results of the same period in 1995. Unit sales increased compared to the levels of the first nine months of 1995. The combination of volume growth, pricing improvements in certain product lines and effective expense control allowed for divisional profit improvement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NINE MONTHS ENDED SEPTEMBER 30, 1996 VS NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS, CONT.

The Potato Products Division had higher dollar sales and operated at a loss in the nine months ended September 30, 1996, as compared to the results of the same period in 1995. A competitive environment in the french fry processing industry resulted in a loss of market share and depressed unit sales for frozen potato products. This sharply reduced the production efficiencies of the main potato products processing facility. Additionally, cost pressures from procuring more expensive open market potatoes to complement potatoes delivered under contract and processing yield pressures, from the utilization of large amounts of under-sized potatoes, resulted in further divisional earnings pressure.

The Dairy Products Division had higher dollar sales and higher dollar earnings in the nine months ended September 30, 1996, as compared to the results of the same period in 1995. Unit sales rose significantly, due to favorable weather throughout much of the Division's trade territory, excellent volume growth at a satellite plant, growth in shelf-stable coffee creamer sales and the addition of major new customers. Dairy ingredient costs rose sharply during the period, reflecting a tight milk supply in the United States, which reduced overall operating profit margins.

The decline in the gross profit margin of the Company for the nine months ended September 30, 1996, as compared to the results of the same period in 1995, reflected the factors discussed above, particularly the significant raw material issues evident in the Egg Products and Potato Products divisions. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins. However, in the 1996 period finished product pricing did not increase rapidly enough to offset the pressures from raw material cost and potato quality issues. Selling, general and administrative expenses decreased as a percent of sales in the nine month period ended September 30, 1996, as compared to the results of the same period in 1995, due to the significant sales increase and effective management of operating expenses across the Company.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's egg operations derive approximately 15% - 20% of that division's net sales from shell eggs, which are sensitive to commodity price swings. A value-added egg product line, Easy Eggs(R), accounts for approximately 45% of Egg Products Division net sales and was a comparable percent of sales in the first nine months of 1995. The remainder of divisional sales are derived from other egg products, which vary from highly value-added to quite commodity-sensitive. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the first nine months of 1996 was approximately 24% higher than 1995 levels as measured by a widely quoted pricing service. Gross profit margins from value-added egg products are less sensitive to commodity price fluctuations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


GENERAL, CONT.

The Company's Refrigerated Distribution Division derives approximately 70% of its net sales from refrigerated products produced by others, thereby reducing the effect of commodity price swings. The balance of divisional sales are from shell eggs, some of which are produced by the Egg Products Division and are sold on a distribution, or non-commodity, basis by the Refrigerated Distribution Division.

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

In December, 1995, the Company entered into a Reorganization Agreement with North Star Universal, Inc. ("North Star") and NSU Merger Co. (the "North Star Transaction"). Michael Foods, Inc. will merge with a subsidiary of North Star created for the transaction. After North Star completes certain distributions of all of the assets unrelated to the Company to its shareholders, North Star will change its name to Michael Foods, Inc. This Company will be comprised of the current operations and management of the Company and the effects of the North Star Transaction will not change the business of the Company. However, as a result of the North Star Transaction, the Company will have an increased debt level of approximately $27 million, and attendant interest expense, with a reduced number of outstanding Common Stock shares. The North Star Transaction is expected to be accretive to earnings per share.

In June, 1996, the Company entered into an agreement to purchase Papetti's Hygrade Egg Products, Inc. and its affiliates ("Papetti's"), a producer of further processed egg products, for cash, stock and other consideration valued at approximately $91 million. The cash portion of the purchase price is approximately $48 million and the Common Stock portion is payable with 3.4 million shares. This acquisition transaction will also resolve the patent litigation presently pending between the parties. Additionally, the Company is
to assume approximately $28 million in debt issued by Papetti's.   Pending
satisfactory completion of the due diligence review process and securing of financing to fund the proposed transaction, it is expected that the acquisition will close late in the fourth quarter of 1996 or the first quarter of 1997.

Papetti's had 1995 annual sales in excess of $275 million, has total assets of approximately $100 million and has been consistently profitable throughout its history. Assuming completion of the Papetti's transaction, approximately 60% - 65% of the Company's annual net sales will be derived from egg products, in contrast to approximately 43% of net sales for the nine months ended September 30, 1996. Management believes the Company will be the largest

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CAPITAL RESOURCES AND LIQUIDITY, CONT.

producer of further-processed egg products in the world. The transaction will significantly increase the Company's involvement in the egg products industry. Inherent in the industry are exposures to commodity-related variances in feed costs and commodity-related variances in pricing for certain egg products. Besides adding significantly to net sales, the acquisition is expected to increase the Company's operating profits, net interest expense and net earnings. Shares outstanding will also increase by approximately 3.4 million shares.

The Papetti's acquisition and the North Star Transaction will leave the Company with a substantially increased debt level. Management anticipates that at least 50% of the Company's capitalization will be comprised of debt upon completion of these transactions. Free cash flow will be applied to reducing this level of debt in coming years. Because of the increased financial leverage, management anticipates that equity may be considered as a means to fund any significant acquisitions over the next 1 - 3 years. Additionally, management expects that annual capital spending levels may be held within the range which has prevailed in recent years due to this increased leverage.

The Company invested approximately $20,600,000 in capital expenditures during the nine months ended September 30, 1996. The Company's 1996 plan calls for approximately $32,000,000 in total capital expenditures.

The Company has an unsecured line of credit for $65,000,000 with its principal banks. As of September 30, 1996, approximately $38,700,000 was borrowed under the line of credit.

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

10.108 Seventh Amendment to Revolving Note Agreement between Bank of America National Trust and Savings Association, as Agent, and Michael Foods, Inc., dated as of October 30, 1996
10.109  Revolving Note between Michael Foods, Inc. and Norwest Bank Minnesota,
        N. A. dated October 30, 1996
10.110 Revolving Note between Michael Foods, Inc. and Boatmen's National Bank dated October 30, 1996
10.111 Agreement and Plan of Reorganization, and Amendment Number 1, by and among Michael Foods, Inc., M. G. Waldbaum Company and Papetti's Hygrade Egg Products, Inc., and Quaker State Farms, Inc., Papetti's of Iowa Food Products, Inc., Monark Egg Corporation, Egg Specialties, Inc., Papetti Foods, Inc., Casa Trucking Limited Partnership, Papetti Transport Leasing Limited Partnership, and Papetti Equipment Leasing Partnership
27.1    Financial Data Schedule

(b) There was one report on Form 8-K filed during the quarter ended September 30, 1996. Under Item 5, the Company reported on July 10, 1996 that it had entered into an Agreement and Plan of Reorganization with Papetti's Hygrade Egg Products, Inc. ("Papetti's") and other entities related to Papetti's, pursuant to which, through a series of transactions, the Company will acquire the assets of Papetti's through a merger and the assets of the related entities through merger or asset purchase.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MICHAEL FOODS, INC.
                                      ------------------------------------------
                                      (Registrant)

Date:  November 7, 1996                    By:  /s/ Gregg A. Ostrander
                                                -------------------------------
                                                Gregg A. Ostrander
                                                (President and Chief
                                                Executive Officer)


Date:  November 7, 1996                   By:  /s/ John D. Reedy
                                                -------------------------------
                                                John D. Reedy
                                                (Vice President - Finance,
                                                Treasurer, Chief Financial
                                                Officer and Principal
                                                Accounting Officer)