Form 10-Q/A
period 1996-09-30
MICHAEL FOODS INC
filed 1997-05-30
CIK 811930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-Q/A-1


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended                September 30, 1996
                               -------------------------------------------------
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number:  0-15568

                              MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          41-1579532
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN                                                    55416
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

                                      MICHAEL FOODS, INC.
                                      ------------------------------------------
                                      (Registrant)

Date:  May 30, 1997                        By:  /s/ Gregg A. Ostrander
                                                -------------------------------
                                                Gregg A. Ostrander
                                                (President and Chief
                                                Executive Officer)


Date:  May 30, 1997                        By:  /s/ John D. Reedy
                                                -------------------------------
                                                John D. Reedy
                                                (Vice President - Finance,
                                                Treasurer, Chief Financial
                                                Officer and Principal
                                                Accounting Officer)