Form 10-Q
period 2000-06-30
MICHAEL FOODS INC
filed 2000-08-14
CIK 811930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:       0-15638

                               MICHAEL FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-0498850
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 324, Park National Bank Building
5353 Wayzata Boulevard
Minneapolis, MN,                                        55416
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

                                 (952) 546-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

           The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 4, 2000 was 18,280,457 shares.

                         PART I - FINANCIAL INFORMATION

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          June 30,          December 31,
                                                            2000               1999
                                                        ------------       ------------
ASSETS
------
CURRENT ASSETS
  Cash and equivalents                                  $  1,357,000       $  4,961,000
  Accounts receivable, less allowances                    98,531,000         92,493,000
  Inventories                                             83,719,000         71,197,000
  Prepaid expenses and other                               3,942,000          4,604,000
                                                        ------------       ------------
       Total current assets                              187,549,000        173,255,000

PROPERTY, PLANT AND EQUIPMENT-AT COST
  Land                                                     4,106,000          4,104,000
  Buildings and improvements                             133,545,000        133,778,000
  Machinery and equipment                                366,844,000        357,724,000
                                                        ------------       ------------
                                                         504,495,000        495,606,000
  Less accumulated depreciation                          223,262,000        208,807,000
                                                        ------------       ------------
                                                         281,233,000        286,799,000
OTHER ASSETS
  Goodwill, net                                          115,007,000        116,729,000
  Joint ventures and other assets                         19,760,000         21,134,000
                                                        ------------       ------------
                                                         134,767,000        137,863,000
                                                        ------------       ------------
                                                        $603,549,000       $597,917,000
                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                  $  3,119,000       $  3,130,000
  Accounts payable                                        52,290,000         47,009,000
  Accrued liabilities
     Compensation                                          9,248,000         13,143,000
     Insurance                                             7,780,000          7,229,000
     Customer programs                                    18,530,000         20,999,000
     Income taxes                                         12,719,000         11,805,000
     Other                                                16,440,000         18,176,000
                                                        ------------       ------------
       Total current liabilities                         120,126,000        121,491,000

LONG-TERM DEBT, less current maturities                  208,036,000        175,404,000
DEFERRED INCOME TAXES                                     37,163,000         36,423,000
COMMITMENTS AND CONTINGENCIES                                      -                  -

SHAREHOLDERS' EQUITY
  Common stock                                               182,000            203,000
  Additional paid-in capital                              57,937,000        102,777,000
  Retained earnings                                      181,341,000        162,577,000
  Accumulated comprehensive income (loss)                 (1,236,000)          (958,000)
                                                        ------------       ------------
                                                         238,224,000        264,599,000
                                                        ------------       ------------
                                                        $603,549,000       $597,917,000
                                                        ============       ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     Three Months Ended June 30, (Unaudited)

                                                                2000               1999
                                                            ------------       ------------
Net sales                                                   $266,616,000       $258,031,000

Cost of sales                                                216,981,000        207,892,000
                                                            ------------       ------------
    Gross profit                                              49,635,000         50,139,000

Selling, general and administrative expenses                  25,706,000         27,432,000
                                                            ------------       ------------
    Operating profit                                          23,929,000         22,707,000

Interest expense, net                                          3,304,000          2,801,000
                                                            ------------       ------------
    Earnings before income taxes                              20,625,000         19,906,000

Income tax expense                                             8,350,000          8,160,000
                                                            ------------       ------------
    NET EARNINGS                                            $ 12,275,000       $ 11,746,000
                                                            ============       ============
Net Earnings Per Share

     Basic                                                  $       0.64       $       0.57

     Diluted                                                $       0.64       $       0.57
                                                            ============       ============
Weighted average shares outstanding

     Basic                                                    19,083,000         20,463,000

     Diluted                                                  19,299,000         20,702,000
                                                            ============       ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      Six Months Ended June 30, (Unaudited)

                                                             2000              1999
                                                         ------------      ------------
Net sales                                                $518,542,000      $511,409,000

Cost of sales                                             422,052,000       419,139,000
                                                         ------------      ------------
    Gross profit                                           96,490,000        92,270,000

Selling, general and administrative expenses               53,662,000        52,476,000
                                                         ------------      ------------
    Operating profit                                       42,828,000        39,794,000

Interest expense, net                                       6,254,000         5,621,000
                                                         ------------      ------------
    Earnings before income taxes                           36,574,000        34,173,000

Income tax expense                                         14,810,000        14,010,000
                                                         ------------      ------------
    NET EARNINGS                                         $ 21,764,000      $ 20,163,000
                                                         ============      ============
Net Earnings Per Share

     Basic                                               $       1.11      $       0.97

     Diluted                                             $       1.10      $       0.96
                                                         ============      ============
Weighted average shares outstanding

     Basic                                                 19,619,000        20,736,000

     Diluted                                               19,834,000        20,966,000
                                                         ============      ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)

                                                                   2000              1999
                                                               ------------      ------------
Net cash provided by operating activities                      $ 27,492,000      $ 35,776,000

Cash flows from investing activities:
  Capital expenditures                                          (15,182,000)      (41,419,000)
  Investments in joint ventures and other assets                    283,000       (21,017,000)
                                                               ------------      ------------
Net cash used in investing activities                           (14,899,000)      (62,436,000)

Cash flows from financing activities:
  Payments on long-term debt                                    (78,479,000)      (85,374,000)
  Proceeds from long-term debt                                  111,100,000       131,800,000
  Proceeds from issuance of common stock                            307,000           523,000
  Repurchase of common stock                                    (46,125,000)      (18,927,000)
  Dividends                                                      (3,000,000)       (2,710,000)
                                                               ------------      ------------
Net cash provided by (used in) financing activities             (16,197,000)       25,312,000
                                                               ------------      ------------
Net decrease in cash and equivalents                             (3,604,000)       (1,348,000)

Cash and equivalents at beginning of year                         4,961,000         2,047,000
                                                               ------------      ------------
Cash and equivalents at end of period                          $  1,357,000      $    699,000
                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 2000 and 1999 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on June 30.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the full year.

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 823,182 and 828,626 shares of Common Stock, with a weighted average exercise price of $24.70, which were outstanding during the three and six month periods ended June 30, 2000, were excluded from the computation of common share equivalents for those periods because they were anti-dilutive. Options to purchase 852,767 and 826,724 shares of common stock, with a weighted average exercise price of $24.78, were outstanding during the three and six month periods ended June 30, 1999, but were excluded from the computation of common share equivalents for those periods because they were anti-dilutive.

NOTE B - INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

Inventories consist of the following:

                                                    June 30,                December 31,
                                                      2000                     1999
                                                   -----------              -----------
Raw materials and supplies                         $15,662,000              $15,720,000
Work in process and finished goods                  44,427,000               35,447,000
Flocks                                              23,630,000               20,030,000
                                                   -----------              -----------
                                                   $83,719,000              $71,197,000
                                                   ===========              ===========

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES

USE OF ESTIMATES
Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

LICENSE AGREEMENT
The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the four patents subject to the license agreement. However, subsequently a patent examiner at the U.S. Patent and Trademark Office ("PTO") rejected the patents. In August 1999, the examiner's rejections were largely overturned by the Board of Appeals and Interferences of the PTO. Counsel advises that reexamination certificates have now been issued confirming the validity of three of the four patents. It is expected that the fourth patent will be reissued in the near future. These patents are scheduled to expire in 2006. In the second quarter of 2000 the Company and the patent holder completed a new royalty arrangement whereby the Company pays a reduced amount of royalties and, in turn, is responsible for one-half of any litigation expense incurred to defend the patents.

LITIGATION
The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D - SHAREHOLDERS' EQUITY

During the second quarters of 2000 and 1999 the Company repurchased 1,500,000 and 414,800 shares of Common Stock under a share repurchase program which began in July 1998 and which was expanded in February and May 2000. Such repurchases for the first six months of 2000 and 1999 were 2,109,400 and 920,100 shares of Common Stock.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments. Total comprehensive income was $12,243,000 and $11,746,000 for the three months ended June 30, 2000 and 1999. The total comprehensive income was $21,486,000 and $20,163,000 for the six months ended June 30, 2000 and 1999.

                      MICHAEL FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - BUSINESS SEGMENTS

The Company operates in four reportable segments - Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):

                                               Egg         Refrigerated        Dairy          Potato
                                             Products      Distribution       Products       Products      Corporate        Total
                                             --------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000:
External net sales                           $156,835         $55,189         $39,903        $14,689           N/A         $266,616
Intersegment sales                              2,942              40               0            613           N/A            3,595
Operating profit (loss)                        18,971           3,828           1,128          1,685        (1,683)          23,929
THREE MONTHS ENDED JUNE 30, 1999:
External net sales                           $150,488         $51,427         $42,091        $14,025           N/A         $258,031
Intersegment sales                              3,794              24             310            591           N/A            4,719
Operating profit (loss)                        19,712           2,534           2,057          1,367        (2,963)          22,707
SIX MONTHS ENDED JUNE 30, 2000:
External net sales                           $310,388        $111,437         $67,932        $28,785           N/A         $518,542
Intersegment sales                              5,827              58             485          1,168           N/A            7,538
Operating profit (loss)                        34,092           8,133             942          2,986        (3,325)          42,828
SIX MONTHS ENDED JUNE 30, 1999:
External net sales                           $302,638        $110,549         $70,753        $27,469           N/A         $511,409
Intersegment sales                              9,488              45             578          1,198           N/A           11,309
Operating profit (loss)                        34,694           4,584           2,953          2,559        (4,996)          39,794

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Readers are directed to Note F - Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended June 30, 2000 and 1999.

Egg Products Division net sales for the 2000 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on industrial products. Significant unit sales increases were recorded for extended shelf-life liquid eggs and dried egg products. Egg prices increased approximately 6% compared to second quarter 1999 levels, as

  THREE MONTHS ENDED JUNE 30, 2000 VS THREE MONTHS ENDED JUNE 30, 1999, CONT.

RESULTS OF OPERATIONS, CONT.

reported by Urner Barry Publications - a widely quoted industry pricing service. This increase raised the cost of purchased eggs during a period where prices for industrial egg products were generally declining. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were slightly higher in the 2000 period, compared to the 1999 period, due to higher prices for soybean meal. Increased egg costs, for both internally and externally procured eggs, in the 2000 period, compared to the 1999 period, were generally not met with comparable price changes in egg products prices, creating margin pressure for certain industrial egg products. Divisional operating profit in the 2000 period also reflected the benefit of reduced royalty expense, a portion of which was a retroactive adjustment to January 1, 1999. Under an agreement reached during the 2000 period, royalties related to products produced and sold by the Company under a license with North Carolina State University ("NCSU") are limited to a fixed portion of the annual production. In consideration of the reduced royalty arrangement, the Company is responsible for one-half of any future litigation expense incurred to defend the patented egg ultra-pasteurization processing technology.

Refrigerated Distribution Division net sales for the 2000 period reflected strong unit sales increases, with cheese and butter showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a broadening consumer advertising campaign in selected markets, along with notable new account activity and new product introductions. The volume growth, along with more normal product costs for items related to the national butterfat market, resulted in margin expansion in the 2000 period.

The Dairy Products Division net sales decline for the 2000 period reflected lower unit sales volumes for the core dairy mix business, in part due to the loss of a major industrial (tanker) customer in late 1999, which offset increased volumes for cartoned specialty products and creamer products. Divisional operating profit declined in the 2000 period as a result of the reduced sales volumes, high overhead expenses and above average operating expenses.

Potato Products Division net sales for the 2000 period reflected a strong unit sales increase, particularly for retail grocery items. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The operating profit increase in the 2000 period resulted from the volume growth, an improved sales mix, and efficient plant operations at the main potato processing facility.

The decrease in gross profit margin of the Company for the period ended June 30, 2000, as compared to the results of the same period in 1999, reflected the factors discussed above, particularly the Dairy Products weakness and margin pressures within the industrial egg products category. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses decreased as a percent of sales in the period ended June 30, 2000, as compared to the results of the same period in 1999. Favorable impacts, including the reduced egg products royalty arrangement and a related one-time retroactive benefit, more than offset

  THREE MONTHS ENDED JUNE 30, 2000 VS THREE MONTHS ENDED JUNE 30, 1999, CONT.

RESULTS OF OPERATIONS, CONT.

increased expenses related to amortization of the costs associated with the Company's information systems upgrade project, increases in bad debt expense resulting from a foodservice distributor's bankruptcy filing, and additional sales and marketing efforts.

SIX MONTHS ENDED JUNE 30, 2000 VS SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Readers are directed to Note F - Business Segments for data on the unaudited financial results of the Company's four business segments for the six months ended June 30, 2000 and 1999.

Egg Products Division net sales for the 2000 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products. Sales were particularly strong for extended shelf-life liquid eggs, dried egg products and precooked frozen omelets, patties and curds. Egg prices decreased approximately 5% compared to first half 1999 levels, as reported by Urner Barry Publications. This decrease helped reduce the cost of purchased eggs, while also reducing selling prices for certain egg products and shell eggs. Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were lower in the 2000 period, compared to the 1999 period, due to lower prices for the primary feed ingredient - corn. Decreased egg costs, for both internally and externally procured eggs, in the 2000 period, compared to the 1999 period, were more than offset by pricing weakness for certain egg products, creating margin pressure for industrial egg products. Divisional operating profit for the 2000 period also reflected the benefit of reduced royalty expense, a portion of which was a retroactive adjustment to January 1, 1999. Under an agreement reached during the 2000 period, royalties related to products produced and sold by the Company under a license with NCSU are limited to a fixed portion of the annual production. In consideration of the reduced royalty arrangement, the Company is responsible for one-half of any future litigation expense incurred to defend the patented egg ultra-pasteurization processing technology. Included in the 1999 period Egg Products results were two non-recurring items. First, a gain was recorded on the sale of a shell egg production facility. Second, a Belgium animal feed contamination scare resulted in losses at the Company's two European egg products joint ventures. The net effect of these items was a modest addition to earnings.

Refrigerated Distribution Division net sales for the 2000 period reflected strong unit sales increases, with cheese and butter showing particular strength. Sales growth resulted from a brand repositioning over the past two years and a broadening consumer advertising campaign in selected markets, along with notable new account activity and new product introductions. The volume growth, along with more normal product costs for items related to the national butterfat market, resulted in margin expansion in the 2000 period.

The Dairy Products Division net sales decline for the 2000 period reflected lower unit sales volumes for the core dairy mix business, in part due to the loss of a major industrial (tanker) customer in late 1999, which offset increased volumes for cartoned specialty products and creamer products. Divisional operating profit declined in the 2000 period as a result of the reduced sales volumes, high overhead expenses and above average operating expenses.

    SIX MONTHS ENDED JUNE 30, 2000 VS SIX MONTHS ENDED JUNE 30, 1999, CONT.

RESULTS OF OPERATIONS, CONT.

Potato Products Division net sales for the 2000 period reflected a strong unit sales increase, particularly for mashed items and retail shredded products. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The strong operating profit increase in the 2000 period resulted primarily from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput.

The increase in gross profit margin of the Company for the period ended June 30, 2000, as compared to the results of the same period in 1999, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution and Potato Products segments. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

Selling, general and administrative expenses increased as a percent of sales in the period ended June 30, 2000, as compared to the results of the same period in 1999. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a May 1999 Dairy Products acquisition, increases in bad debt expense resulting from a foodservice distributor's bankruptcy filing, and additional sales and marketing efforts. However, the increased expenses were partially offset by the favorable impact of the reduced egg products royalty arrangement, including a one-time retroactive benefit.

GENERAL

Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived less than 3% of the Division's net sales for the first six months of 2000 from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 50% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 2000 period was approximately 5% below 1999 levels as measured by Urner Barry Publications. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

The Potato Products Division typically purchases 70%-90% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted

CAPITAL RESOURCES AND LIQUIDITY

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

The Company invested $15,182,000 in capital expenditures during the six months ended June 30, 2000. The Company plans to spend approximately $55,000,000 in total capital expenditures in 2000, the majority of which is to expand production capacity for value-added products.

The Company has two unsecured lines of credit for $80,000,000 and $20,000,000 with its principal banks. As of June 30, 2000, $77,600,000 was outstanding under these lines of credit.

In July 1998, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of Common Stock on the open market or in privately negotiated transactions. In February 2000, the Board authorized an additional purchase of up to 2,000,000 shares of Common Stock on the open market or in privately negotiated transactions, with an additional 500,000 share authorization made in May 2000. Through June 30, 2000, the Company had repurchased 4,012,200 shares of Common Stock for $89,121,000. During the second quarter of 2000 the Company repurchased 1,500,000 shares of Common Stock.

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

FORWARD-LOOKING STATEMENTS

Certain items in this Form 10-Q may be forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for the Company's products due to consumer developments and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg and feed costs. The Company's actual financial results could differ materially from the results estimated by, forecasted by, or implied by the Company in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk during the six month period ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of Michael Foods, Inc. was held on April 27, 2000. The items voted upon and the results of the vote follow:

1. The election of ten persons to serve as directors until the next annual election and until their successors are duly elected and qualified:

                                      For                Withhold Authority
                                      ---                ------------------
Richard A. Coonrod                 13,516,812                    44,903
Daniel P. Dillon                   13,519,006                    42,709
Jerome J. Jenko                    13,518,748                    42,967
Arvid C. Knudtson                  13,517,587                    44,128
Joseph D. Marshburn                13,518,487                    43,228
Jeffrey J. Michael                 13,517,906                    43,809
Margaret D. Moore                  13,519,899                    41,816
Gregg A. Ostrander                 11,488,838                 2,072,877
Arthur J. Papetti                  13,517,738                    43,977
Stephen T. Papetti                 13,519,438                    42,277

2. Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for 2000:

                For                Against              Abstain
                ---                -------              -------
            13,518,677             36,414                6,624

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits

10.78   Shareholder Agreement By and Between Michael Foods, Inc. and the Shareholders of
        Michael Foods, Inc. as listed, dated as of May 22, 2000
27.1    Financial Data Schedule

(b)   Reports on Form 8-K

The Company filed a Form 8-K on May 22, 2000 announcing that it had completed stock repurchases of 1.5 million shares, exhausting repurchase authorizations, and that its Board of Directors authorized the purchase of up to an additional 0.5 million shares of the Company's Common Stock in the open market or in privately negotiated transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MICHAEL FOODS, INC.
                                       ----------------------------------------
                                       (Registrant)

Date:  August 14, 2000                      By:  /s/  Gregg A. Ostrander
                                                 ------------------------------
                                                  Gregg A. Ostrander
                                                  (Chairman, President and Chief
                                                  Executive Officer)

Date:  August 14, 2000                      By:  /s/  John D. Reedy
                                                 ------------------------------
                                                  John D. Reedy
                                                  (Executive Vice President,
                                                  Treasurer, Chief Financial
                                                  Officer and Principal
                                                  Accounting Officer)