Form 10-Q
period 2000-09-30
MICHAEL FOODS INC
filed 2000-11-14
CIK 811930

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-15638

Michael Foods, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0498850 (I.R.S. Employer Identification No.)
Suite 324, Park National Bank Building 5353 Wayzata Boulevard Minneapolis, MN, (Address of principal executive offices)	55416 (Zip code)

(952) 546-1500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of November 6, 2000 was 18,284,991 shares.

PART I—FINANCIAL INFORMATION

MICHAEL FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,682,000	$4,961,000
Accounts receivable, less allowances	98,895,000	92,493,000
Inventories	82,721,000	71,197,000
Prepaid expenses and other	4,668,000	4,604,000

Total current assets	193,966,000	173,255,000
PROPERTY, PLANT AND EQUIPMENT-AT COST
Land	4,106,000	4,104,000
Buildings and improvements	133,890,000	133,778,000
Machinery and equipment	376,741,000	357,724,000

	514,737,000	495,606,000
Less accumulated depreciation	233,992,000	208,807,000

	280,745,000	286,799,000
OTHER ASSETS
Goodwill, net	114,146,000	116,729,000
Joint ventures and other assets	18,660,000	21,134,000

	132,806,000	137,863,000

	$607,517,000	$597,917,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,881,000	$3,130,000
Accounts payable	51,076,000	47,009,000
Accrued liabilities
Compensation	13,071,000	13,143,000
Insurance	7,292,000	7,229,000
Customer programs	18,567,000	20,999,000
Income taxes	11,643,000	11,805,000
Other	13,432,000	18,176,000

Total current liabilities	117,962,000	121,491,000
LONG-TERM DEBT, less current maturities	203,370,000	175,404,000
DEFERRED INCOME TAXES	37,507,000	36,423,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY
Common stock	182,000	203,000
Additional paid-in capital	58,390,000	102,777,000
Retained earnings	191,696,000	162,577,000
Accumulated comprehensive income (loss)	(1,590,000)	(958,000)

	248,678,000	264,599,000

	$607,517,000	$597,917,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended September 30, (Unaudited)

	2000	1999
Net sales	$276,568,000	$269,911,000
Cost of sales	228,820,000	223,162,000

Gross profit	47,748,000	46,749,000
Selling, general and administrative expenses	25,506,000	25,355,000

Operating profit	22,242,000	21,394,000
Interest expense, net	3,524,000	3,241,000

Earnings before income taxes	18,718,000	18,153,000
Income tax expense	6,900,000	7,440,000

NET EARNINGS	$11,818,000	$10,713,000

Net Earnings Per Share
Basic	$0.65	$0.53
Diluted	$0.64	$0.52

Weighted average shares outstanding
Basic	18,278,000	20,251,000
Diluted	18,516,000	20,522,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Nine Months Ended September 30, (Unaudited)

	2000	1999
Net sales	$795,110,000	$781,320,000
Cost of sales	650,872,000	642,301,000

Gross profit	144,238,000	139,019,000
Selling, general and administrative expenses	79,168,000	77,831,000

Operating profit	65,070,000	61,188,000
Interest expense, net	9,778,000	8,862,000

Earnings before income taxes	55,292,000	52,326,000
Income tax expense	21,710,000	21,450,000

NET EARNINGS	$33,582,000	$30,876,000

Net Earnings Per Share
Basic	$1.75	$1.50
Diluted	$1.73	$1.48

Weighted average shares outstanding
Basic	19,172,000	20,574,000
Diluted	19,394,000	20,818,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, (Unaudited)

	2000	1999
Net cash provided by operating activities	$50,179,000	$73,327,000
Cash flows from investing activities:
Capital expenditures	(25,967,000)	(60,918,000)
Investments in joint ventures and other assets	835,000	(20,976,000)

Net cash used in investing activities	(25,132,000)	(81,894,000)
Cash flows from financing activities:
Payments on long-term debt	(130,383,000)	(138,696,000)
Proceeds from long-term debt	158,100,000	177,200,000
Proceeds from issuance of common stock	545,000	755,000
Repurchase of common stock	(46,125,000)	(18,927,000)
Dividends	(4,463,000)	(4,127,000)

Net cash provided by (used in) financing activities	(22,326,000)	16,205,000

Net increase in cash and equivalents	2,721,000	7,638,000
Cash and equivalents at beginning of year	4,961,000	2,047,000

Cash and equivalents at end of period	$7,682,000	$9,685,000

See accompanying notes to condensed consolidated financial statements.

MICHAEL FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

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

    Michael Foods, Inc. (the "Company") utilizes a fiscal year consisting of either 52 or 53 weeks, ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2000 and 1999 each included thirteen weeks of operations. For clarity of presentation, the Company has described both periods presented as if the quarters ended on September 30.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the full year.

    The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 657,676 and 681,878 shares of Common Stock, with weighted average exercise prices of $24.91 and $24.87, which were outstanding during the three and nine month periods ended September 30, 2000, were excluded from the computation of common share equivalents for those periods because they were anti-dilutive. Options to purchase 390,275 and 734,824 shares of common stock, with a weighted average exercise price of $25.56 and $24.80, were outstanding during the three and nine month periods ended September 30, 1999, but were excluded from the computation of common share equivalents for those periods because they were anti-dilutive.

NOTE B—INVENTORIES

    Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years, assuming no salvage value.

    Inventories consist of the following:

	September 30, 2000	December 31, 1999
Raw materials and supplies	$16,152,000	$15,720,000
Work in process and finished goods	42,885,000	35,447,000
Flocks	23,684,000	20,030,000

	$82,721,000	$71,197,000

NOTE C—COMMITMENTS AND CONTINGENCIES

Use of Estimates

    Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

License Agreement

    The Company has an exclusive license agreement for a patented process for the production and sale of extended shelf-life egg products. Under the license agreement, the Company has the right to defend and prosecute infringement of the licensed patents. The U.S. Federal Court of Appeals has upheld the validity of the four patents subject to the license agreement. However, subsequently a patent examiner at the U.S. Patent and Trademark Office ("PTO") rejected the patents. In August 1999, the examiner's rejections were largely overturned by the Board of Appeals and Interferences of the PTO. Reexamination certificates for three of the patents have since been issued by the PTO. In August 2000, the Company and the patent holder received a Notice of Allowability, followed by a Notice of Allowance, regarding the reissuance of the fourth patent, which included the allowance of product claims beyond the process claims previously allowed. These patents are scheduled to expire in 2006. In the second quarter of 2000, the Company and the patent holder completed a new royalty arrangement whereby the Company pays a reduced amount of royalties and, in turn, is responsible for one-half of any litigation expense incurred to defend the patents.

Litigation

    The Company is engaged in routine litigation incidental to its business. Management believes it will not have a material effect upon its consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDERS' EQUITY

    During the third quarters of 2000 and 1999 the Company repurchased no shares of Common Stock under the share repurchase program which began in July 1998 and was expanded in February and May 2000. Repurchases for the first nine months of 2000 and 1999 were 2,109,400 and 920,100 shares of Common Stock.

NOTE E—COMPREHENSIVE INCOME

    Comprehensive income consists of net earnings and foreign currency translation adjustments. Total comprehensive income was $11,644,000 and $10,713,000 for the three months ended September 30, 2000 and 1999. The total comprehensive income was $32,950,000 and $30,876,000 for the nine months ended September 30, 2000 and 1999.

NOTE F—BUSINESS SEGMENTS

    The Company operates in four reportable segments—Egg Products, Refrigerated Distribution, Dairy Products and Potato Products. Certain financial information on the Company's operating segments is as follows (unaudited, in thousands):

	Egg Products	Refrigerated Distribution	Dairy Products	Potato Products	Corporate	Total
Three Months ended September 30, 2000:
External net sales	$162,461	$57,636	$41,305	$15,166	N/A	$276,568
Intersegment sales	2,849	10	22	632	N/A	3,513
Operating profit (loss)	16,665	3,829	1,329	1,548	(1,129)	22,242
Three Months ended September 30, 1999:
External net sales	$157,843	$55,833	$41,498	$14,737	N/A	$269,911
Intersegment sales	3,235	24	415	577	N/A	4,251
Operating profit (loss)	17,935	2,462	319	2,006	(1,328)	21,394
Nine Months ended September 30, 2000:
External net sales	$472,849	$169,073	$109,237	$43,951	N/A	$795,110
Intersegment sales	8,676	68	507	1,800	N/A	11,051
Operating profit (loss)	50,757	11,962	2,271	4,534	(4,454)	65,070
Nine Months ended September 30, 1999:
External net sales	$460,481	$166,382	$112,251	$42,206	N/A	$781,320
Intersegment sales	12,723	69	993	1,775	N/A	15,560
Operating profit (loss)	52,537	7,046	3,272	4,565	(6,232)	61,188

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS THREE MONTHS ENDED
SEPTEMBER 30, 1999

Results of Operations

    Readers are directed to Note F—Business Segments for data on the unaudited financial results of the Company's four business segments for the three months ended September 30, 2000 and 1999.

    Egg Products Division net sales for the 2000 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on industrial products. Significant unit sales increases were recorded for extended shelf-life liquid eggs, egg substitutes and dried egg products. Unit sales declined in two categories—frozen and short shelf-life eggs—as the Division chose not to pursue sales with little or no profit margin. Egg prices increased approximately 1% compared to third quarter 1999 levels, as reported by Urner Barry Publications—a widely quoted industry pricing service. This increase raised the cost of purchased eggs during a period where prices for industrial egg products were generally lower than normal. Moreover, extreme volatility in egg prices occurred during the quarter, making it difficult to realize typical spreads between raw material costs and finished industrial egg products prices for any significant length of time. However, earnings increases from value-added egg products largely off-set the margin weakness seen from industrial egg product sales.

    Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs were slightly higher in the 2000 period, compared to the 1999 period, due to higher prices for corn and soybean meal. Increased egg costs, for both internally and externally procured eggs, in the 2000 period, compared to the 1999 period, were generally not met with comparable price changes in egg products prices, creating margin pressure for certain industrial egg products. Egg Products results in the 1999 period were impacted by two non-recurring items. First, a gain was recorded on the sale of a shell egg production facility. Second, a Belgium animal feed contamination scare resulted in losses at the Company's two European egg products joint ventures. The net effect of these items was a modest addition to earnings.

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

    The Dairy Products Division's flat net sales for the 2000 period reflected lower unit sales volumes for the core dairy mix business, in part due to the loss of a major industrial (tanker) customer in late 1999, which offset increased volumes for cartoned specialty products and creamer products, and slightly higher unit pricing compared to the 1999 period. Divisional operating profit increased in the 2000 period as a result of the higher sales of specialty products, and improvements in overhead expenses and operating expenses.

    Potato Products Division net sales for the 2000 period reflected increased unit sales, particularly for both retail and foodservice mashed potato items. New account activity and same-account sales growth contributed to the sales gain. The operating profit decrease in the 2000 period resulted from a less favorable sales mix, reflecting a slight sales decrease for retail shredded products, and increased marketing spending.

    The gross profit margin of the Company for the period ended September 30, 2000 was comparable to that of the same period in 1999, reflecting the factors discussed above, particularly the margin pressures within the industrial egg products category and the margin increases within the Refrigerated Distribution Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

    Selling, general and administrative expenses decreased slightly as a percent of sales in the period ended September 30, 2000, as compared to the results of the same period in 1999. Favorable impacts from effective expense management more than offset increased expenses related to amortization of the costs associated with the Company's information systems upgrade project and additional marketing efforts.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS NINE MONTHS ENDED
SEPTEMBER 30, 1999

Results of Operations

    Readers are directed to Note F—Business Segments for data on the unaudited financial results of the Company's four business segments for the nine months ended September 30, 2000 and 1999.

    Egg Products Division net sales for the 2000 period reflected unit sales increases, particularly for value-added products, which more than offset significant deflationary pricing impacts on certain products and an approximate 40% decline in shell egg sales. The latter was by plan and reflects, in part, the sale of a small shell egg facility in the summer of 1999. Sales were particularly strong for extended shelf-life liquid eggs, dried egg products and precooked frozen omelets, patties and curds. Egg prices decreased approximately 3% compared to 1999 levels, as reported by Urner Barry Publications. This decrease lowered the cost of purchased eggs, but this occurred during a period where prices for industrial egg products were generally depressed. Moreover, extreme volatility in egg prices occurred during the 2000 period, making it difficult to realize typical spreads between raw material costs and finished industrial egg products prices for any significant length of time. However, earnings increases from value-added egg products largely off-set the margin weakness seen from industrial egg product sales.

    Approximately two-thirds of the Division's annual egg needs are purchased under contracts, or in the spot market. While a portion of these eggs are secured under fixed price contracts, a majority are priced according to the cost of grain inputs or to egg market prices as reported by Urner Barry. Approximately one-third of annual egg needs are sourced from internal flocks, where feed costs typically represent roughly two-thirds of the cost of producing such eggs. Feed costs in the 2000 period were comparable to the 1999 period. Decreased egg costs, for externally procured eggs, in the 2000 period, compared to the 1999 period, and improved value-added egg products earnings, were more than offset by pricing and margin weakness in certain industrial egg products.

    Divisional operating profit for the 2000 period also reflected the benefit of reduced royalty expense, a portion of which was a retroactive adjustment to January 1, 1999. Under an agreement reached during the second quarter of 2000 period, royalties related to products produced and sold by the Company under a license with NCSU are limited to a fixed portion of the annual production. In consideration of the reduced royalty arrangement, the Company is responsible for one-half of any future litigation expense incurred to defend the patented egg ultra-pasteurization processing technology. Egg Products results in the 1999 period were impacted by two non-recurring items.

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

    Potato Products Division net sales for the 2000 period reflected a strong unit sales increase, particularly for mashed items and retail shredded products. New account activity, same-account sales growth and new product introductions all contributed to the sales gain. The flat operating profits in the 2000 period compared to the 1999 period reflect benefits from the volume growth, as plant operations at the main potato processing facility benefited from the increased production throughput, which were offset by increased marketing spending.

    The increase in gross profit margin of the Company for the period ended September 30, 2000, as compared to the results of the same period in 1999, reflected the factors discussed above, particularly the strength in the Refrigerated Distribution Division. It is management's strategy to increase value-added product sales as a percent of total sales over time, while decreasing commodity-sensitive products' contribution to consolidated sales. These efforts historically have been beneficial to gross profit margins in most periods.

    Selling, general and administrative expenses remained approximately constant as a percent of sales in the period ended September 30, 2000, as compared to the results of the same period in 1999. Expenses increased due to amortization of the costs associated with the Company's information systems upgrade project, amortization of a non-compete agreement related to a May 1999 Dairy Products acquisition, increases in bad debt expense resulting from a foodservice distributor's bankruptcy filing, and additional marketing efforts. However, these increased expenses were offset by effective expense controls in other areas and the favorable impact of the reduced egg products royalty arrangement, including a one-time retroactive benefit.

General

    Certain of the Company's products are sensitive to changes in commodity prices. The Company's Egg Products Division derived less than 3% of the Division's net sales for the first nine months of 2000 from shell eggs, which are sensitive to commodity price swings. Value-added extended shelf-life liquid egg products lines and precooked egg products accounted for approximately 50% of the Egg Products Division's net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, which vary from being commodity-sensitive to value-added. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing in the 2000 period was approximately 3% below 1999 levels as measured by Urner Barry Publications. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs.

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

    The Company invested $25,967,000 in capital expenditures during the nine months ended September 30, 2000. The Company plans to spend approximately $45,000,000 in total capital expenditures in 2000, the majority of which is to expand production capacity for value-added products.

    The Company has two unsecured lines of credit for $80,000,000 and $20,000,000 with its principal banks. As of September 30, 2000, $73,000,000 was outstanding under these lines of credit.

    In July 1998, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of Common Stock on the open market or in privately negotiated transactions. In February 2000, the Board authorized an additional purchase of up to 2,000,000 shares of Common Stock on the open market or in privately negotiated transactions, with an additional 500,000 share authorization made in May 2000. Through September 30, 2000, the Company had repurchased 4,012,200 shares of Common Stock for $89,121,000. During the third quarter of 2000 the Company did not repurchase any shares of Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in the Company's market risk during the nine month period ended September 30, 2000.

PART II—OTHER INFORMATION

Item 5—Other Information

    On November 3, 2000, the Company's Crystal Farms Refrigerated Distribution Company ("Crystal Farms") subsidiary initiated a voluntary recall of two cheese items after learning of their possible contamination with Listeria monocytogenes. It is estimated that less than 80,000 pounds of Crystal Farms cheese are affected by the recall. The cheese was produced by a Wisconsin-based dairy cooperative and packaged for Crystal Farms by a contract packaging company. Management believes the ultimate outcome of this recall will not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits
10.77	Consolidated, restated and amended License Agreement by and between North Carolina State University and Michael Foods, Inc.
10.78	Settlement Agreement and Mutual Release entered into by and between Nulaid Foods, Inc., Valley Fresh Foods, Inc., and Nulaid Nest-Best, and North Carolina State University and Michael Foods, Inc.
27.1	Financial Data Schedule
(b)	Reports on Form 8-K

    There were no reports on Form 8-K in the three month period ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC. (Registrant)
Date: November 13, 2000	By:	/s/ GREGG A. OSTRANDER Gregg A. Ostrander (Chairman, President and Chief Executive Officer)
Date: November 13, 2000	By:	/s/ JOHN D. REEDY John D. Reedy (Executive Vice President, Treasurer, Chief Financial Officer and Principal Accounting Officer)

QuickLinks

PART II—OTHER INFORMATION
SIGNATURES